Form 10QSB
period 1997-09-30
TUNLAW CAPITAL CORP
filed 1997-11-14
CIK 1041580

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-QSB
(Mark One)
[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the quarterly period ended
                                    September 30, 1997


OR    [  ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
                          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 For the transition period from
                                              to

Commission file number  0-22785

                            TUNLAW INTERNATIONAL CORPORATION
              (Exact name of registrant as specified in its charter)

       Nevada                                               52-2031541
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                    1504 R Street, N.W., Washington, D.C. 20009
                (Address of principal executive offices  (zip code))

                                202/387-5400
               (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /    /         No  / X /       The issuer has been subject to the filing
                                   requirements of the Act since August 30, 1997.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class:                              Outstanding at September 30, 1997:
Common Stock, par value $0.0001                           5,000,000




                      PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                          TUNLAW INTERNATIONAL CORPORATION
                                  Balance Sheet
                               September 30, 1997
                                   (unaudited)

                ASSETS
                   Cash                                        $1,000
                Total assets                                           $1,000

                LIABILITIES
                   Current                                      -0-
                   Long-term                                    -0-
                Total Liabilities                                       -0-

               Shareholder Equity
                   Common Stock (5,000,000 shares
                   $.0001 par value)                            $ 500
               Additional paid in capital                       $ 500

              Total Equity                                             $1,000




Note 1 - The Company

The Company is in its developmental stage, and has had no revenue and has incurred no expenses to date. The Company was formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

Note 2 - Common Stock Issued

The Company has authorized 50,000,000 shares of Common Stock having a par value of $.0001 per share and 10,000,000 shares of preferred stock having a par value $.0001 per share. As of September 30, 1997, 5,000,000 shares of Common Stock had been issued and are outstanding.

Note 3 - No Costs Incurred

As of September 30, 1997, no shareholders, officers, directors or other related parties had incurred costs on behalf of the Company. Past and current expenses of the Company have been and will be paid by existing shareholders of the Company, and will be treated as additional paid-in capital.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

          The Company has registered its common stock pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with theSecurities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including continued compliance with its reporting requirements under the Exchange Act.

          The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States securities market. The Company meets the definition of a "blank check" company contained in Section 7(b)(3) of the Securities Act of 1933, as amended.

          Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies.These benefits are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options for stock for which there is a public market;
(8) enhanced corporate image; and (9) a presence in the United States capital market.

          A private company which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would normally occur upon an underwriting; (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a company with special needs, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and,
(7) a company seeking one or more of the other benefits believed to attach to a public company.

          Management is actively engaged in seeking a qualified private company as a candidate for a business combination. Management is in discussion with a number of both foreign and domestic companies, and has received information and proposals from several of those companies. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

          As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

          The current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company before the Company enters into a definitive agreement for a business combination or acquisition.

          The Company does not intend to trade its securities in the secondary market until completion of a business combination or acquisition. It is anticipated that immediately following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

                         PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings

          There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits

                   Exhibit 4

            Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB (File No. 0-22785) filed on July 2, 1997 and is incorporated herein by reference.

            By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB (File No. 9-22785) filed on July 2, 1997 which is incorporated herein by reference.

          (b)      Reports on Form 8-K

          There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1997.



                                    SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Tunlaw International Corporation


                                      By: /s/ James M. Cassidy
                                         James M. Cassidy, President

Dated:  November 14, 1997