Form 10KSB/A
period 1997-12-31
TUNLAW CAPITAL CORP
filed 1998-03-31
CIK 1041580

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-KSB/A
(Mark One)
[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

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

      Exhibit 27

      Financial Data Schedule filed herewith.

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1997.

                          SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

                    TUNLAW INTERNATIONAL CORPORATION


                       By:     /s/ James M. Cassidy
                              James M. Cassidy, President

Dated:  March 31, 1998