Form 10QSB
period 1998-06-30
TUNLAW CAPITAL CORP
filed 1998-08-11
CIK 1041580

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                                June 30, 1998

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


             Class                          Outstanding at June 30, 1998


Common Stock, par value $0.0001                   5,000,000

                      PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     TUNLAW INTERNATIONAL CORPORATION
                               Balance Sheet
                               June 30, 1998
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


Note 2 - Common Stock Issued

The Company has authorized 50,000,000 shares of Common Stock having a par value of $.0001 per share and 10,000,000 shares of preferred stock having a par value $.0001 per share. As of June 30, 1998, 5,000,000 shares of Common Stock had been issued and are outstanding.


Note 3 - No Costs Incurred

As of June 30, 1998, no shareholders, officers, directors or other related parties had incurred costs on behalf of the Company. Past and current expenses of the Company have been and will be paid by existing shareholders of the Company, and will be treated as additional paid-in capital from such shareholders.

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

     (b)     Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1998.

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

Dated: August 11, 1998