Form 10QSB
period 1998-09-30
TUNLAW CAPITAL CORP
filed 1998-11-12
CIK 1041580

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                            September 30, 1998

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


             Class                        Outstanding at September 30, 1998


Common Stock, par value $0.0001                   5,000,000

                      PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     TUNLAW INTERNATIONAL CORPORATION
                               Balance Sheet
                             September 30, 1998
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


Note 2 - Common Stock Issued

The Company has authorized 50,000,000 shares of Common Stock having a par value of $.0001 per share and 10,000,000 shares of preferred stock having a par value $.0001 per share. As of September 30, 1998, 5,000,000 shares of Common Stock had been issued and are outstanding.


Note 3 - No Costs Incurred

As of September 30, 1998, no shareholders, officers, directors or other related parties had incurred costs on behalf of the Company. Past and current expenses of the Company have been and will be paid by existing shareholders of the Company, and will be treated as additional paid-in capital from such shareholders.

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

     The current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company except in connection with a business combination.

     The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that immediately following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.


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

     (b)     Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1998.

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

Dated: November 11, 1998