Form 10KSB
period 1998-12-31
TUNLAW CAPITAL CORP
filed 1999-03-31
CIK 1041580

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB
(Mark One)
[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended
                            December 31, 1998
   OR
[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.         $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common
equity, as of a specified date within the past 60 days.          $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                        Outstanding at December 31, 1998
Common Stock, par value $0.0001                           5,000,000

Documents incorporated by reference:    None


                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Tunlaw International Corporation (the "Company") was incorporated on March 27, 1997, under the laws of the State of Nevada to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholders. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

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

     Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity;
(6) greater ease in subsequently raising capital; (7) compensation of key employees through options stock; (8) enhanced corporate image; and (9) a presence in the United States capital market.

     A business entity, if any, which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

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

     Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as the Company has limited cash assets with which to pay such obligation.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

     Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

     Following a business combination the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.
     A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended

     With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business shareholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

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

     COMPUTER SYSTEMS REDESIGNED FOR YEAR 2000. Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in the century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. It is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

        The Company does not have operations and does not maintain computer systems. Before the Company enters into any business combination, it may inquire as to the status of any target business's Year 2000 Problem, the steps such target business has taken or intends to take to correct any such problem and the probable impact on such target business of any computer disruption. However, there can be no assurance that the Company will not merge with a target business that has an uncorrected Year 2000 Problem or that any planned Year 2000 Problem corrections will be sufficient. The extent of the Year 2000 Problem of a target business may be impossible to ascertain and any impact on the Company will likely be impossible to predict.

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

      The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the shareholders of the Company have executed and delivered "lock-up" letter agreements, affirming that such shareholder will not sell or otherwise transfer its shares of the Company's common stock except in connection with or following completion of a merger or acquisition and the Company is no longer classified as a blank check company. The shareholders have deposited such shareholder's respective stock certificate with the Company's management, who will not release the respective certificates except in connection with or following the completion of a merger or acquisition.

      There is currently one shareholder of the outstanding common stock of the Company. The Company has not designated nor issued any preferred stock.

      During the past three years, the Company has sold securities which were not registered as follows:

                                               NUMBER OF
   DATE               NAME                       SHARES       CONSIDERATION

June 26, 1997    Pierce Mill                   5,000,000         $500
                 Associates, Inc.(1)
      ________

      (1) Mr. Cassidy, the president and sole director of the Company, is the sole director and shareholder of Pierce Mill Associates, Inc. and is therefore considered to be the beneficial owner of the common stock of the Company issued to Pierce Mill Associates, Inc. With respect to the sales made to Pierce Mill Associates, Inc., the Company relied on Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company has not commenced any operational activities.

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

      The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

      The Company will not restrict its search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

      The Company's shareholders have agreed that they will advance to the Company any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances. There is no minimum or maximum amount such shareholder will advance to the Company. The Company will not borrow any funds for the purpose of repaying advances made by such shareholder, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

      The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director, shareholder or his affiliates or associates serve as officer or director or hold any ownership interest.

ITEM 7.  FINANCIAL STATEMENTS




                       TUNLAW INTERNATIONAL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                           AS OF DECEMBER 31, 1998






                       TUNLAW INTERNATIONAL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                                   CONTENTS




       PAGE      1 - INDEPENDENT AUDITORS' REPORT

       PAGE      2 - BALANCE SHEET AS OF DECEMBER 31, 1998

       PAGE      3 - STATEMENTS OF OPERATIONS FOR THE YEAR
                     ENDED DECEMBER 31, 1998 AND FOR THE PERIOD
                     FROM MARCH 27, 1997 (INCEPTION) TO
                     DECEMBER 31, 1998

       PAGE      4 - STATEMENT OF CHANGES IN STOCKHOLDERS'
                     EQUITY FOR THE PERIOD FROM MARCH 27,
                     1997 (INCEPTION) TO DECEMBER 31,1998

       PAGE      5 - STATEMENTS OF CASH FLOW FOR THE YEAR ENDED
                     DECEMBER 31, 1998 AND FOR THE PERIOD FROM
                     MARCH 27, 1997 (INCEPTION) TO DECEMBER
                     31, 1998

       PAGE  6 - 8 - NOTES TO FINANCIAL STATEMENTS AS OF
                     DECEMBER 31, 1998




                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 Tunlaw International Corporation
 (A Development Stage Company)

We have audited the accompanying balance sheet of Tunlaw International Corporation (a development stage company) as of December 31, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from March 27, 1997 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Tunlaw International Corporation (a development stage company) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended and from March 27, 1997 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.



                                WEINBERG & COMPANY, P.A.

Boca Raton, Florida
February 19, 1999


                       TUNLAW INTERNATIONAL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                           AS OF DECEMBER 31, 1998


                                    ASSETS




Cash                                              $     932

TOTAL ASSETS                                      $     932



                     LIABILITIES AND STOCKHOLDERS' EQUITY


Loan payable to Cassidy & Associates
 Trust                                            $     50

     Total Liabilities                                  50

 STOCKHOLDERS' EQUITY

   Preferred Stock, $.0001
    par value, 10 million
    shares authorized, none
    issued and outstanding                            -
   Common Stock, $.0001 par
    value, 50 million shares
    authorized, 5,000,000 issued
    and outstanding                                    500
   Capital in excess of par                            500
   Accumulated deficit during
    development stage                                 (118)

     Total Stockholders' Equity                        882

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                          $     932








               See accompanying notes to financial statements.
                                      2

                       TUNLAW INTERNATIONAL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                    AND FOR THE PERIOD FROM MARCH 27, 1997
                       (INCEPTION) TO DECEMBER 31, 1998


                              CUMULATIVE FROM
                               MARCH 27, 1997
                               (INCEPTION) TO      YEAR ENDED
                             DECEMBER 31, 1998  DECEMBER 31,1998


Income                       $            -     $          -

Expenses

 Bank charges                $             118  $            118

NET LOSS                     $            (118) $           (118)




               See accompanying notes to financial statements.
                                      3

                       TUNLAW INTERNATIONAL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                      FOR THE PERIOD FROM MARCH 27, 1997
                       (INCEPTION) TO DECEMBER 31, 1998


                                             Deficit
                                Additional Accumulated
                         Common  Paid-In   During Devel-
                         Stock   Capital   opment Stage    Total


Common stock issuance    $  500 $      500 $       -     $ 1,000

Balance at December
 31, 1997                   500        500         -       1,000

Net loss for the year
 ended December 31, 1998   -          -            (118)    (118)

BALANCE AT DECEMBER
 31, 1998                   500 $      500 $       (118) $   882




               See accompanying notes to financial statements.
                                      4


                       TUNLAW INTERNATIONAL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                    AND FOR THE PERIOD FROM MARCH 27, 1997
                       (INCEPTION) TO DECEMBER 31, 1998


                                   CUMULATIVE FROM
                                    MARCH 27, 1997
                                   (INCEPTION) TO        YEAR ENDED
                                  DECEMBER 31, 1998      DECEMBER 31, 1998
CASH FLOWS FROM
 OPERATING ACTIVITIES:

 Net loss                         $            (118) $           (118)
 Adjustments to
  reconcile net loss
  to net cash used
  by operating activities:                     -                 -

 Net cash used in
  operating activities                         (118)             (118)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                    -                 -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

   Proceeds from issuance
    of common stock                           1,000              -

   Increase in loan payable                      50                50

 Net cash provided by
  financing activities                        1,050                50

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                           932               (68)

CASH AND CASH
 EQUIVALENTS - BEGINNING
 OF PERIOD                                     -                1,000

CASH AND CASH EQUIVALENTS
 - END OF PERIOD                  $             932  $            932




               See accompanying notes to financial statements.
                                      5

                       TUNLAW INTERNATIONAL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998



NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.  Organization and Business Operations

          Tunlaw International Corporation (a development stage company) ("the Company") was incorporated in Nevada on March 27, 1997 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 1998, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

          The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.


          B.  Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          C.  Cash and Cash Equivalents

          For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.




                                      6

                       TUNLAW INTERNATIONAL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          D.  Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company's limited operations for the period ended December 31, 1998.

          E.  New Accounting Pronouncements

          The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, is effective for financial statements for periods ending after December 15, 1997 and has been adopted by the Company as of December 31, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for

                                      7

                       TUNLAW INTERNATIONAL CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          financial statements for periods beginning after December 15, 1997. The Company believes that its adoption of Statements 130 and 131 will not have a material effect on the Company's financial position or results of operations.

NOTE  2 - STOCKHOLDERS' EQUITY

          A.  Preferred Stock

          The Company is authorized to issue 10,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

          B.  Common Stock

          The Company is authorized to issue 50,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares to Pierce Mill Associates, Inc.

NOTE  3 - RELATED PARTIES

          Legal counsel to the Company is a firm owned by a director of the Company who also owns 100% of the outstanding stock of Pierce Mill Associates, Inc., the 100% shareholder. The same party is also the controlling owner of Cassidy & Associates.






                                      8



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company filed a Form 8-K on February 18, 1999 noticing the change in the Company's accountants. There were no disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Directors and Officers of the Company are as follows:

          Name                 Age         Positions and Offices Held
       -----------------                   -----------
      James M. Cassidy         63           President, Secretary, Director

      There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

      Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

      JAMES MICHAEL CASSIDY, ESQ., LL.B., LL.M., received a Bachelor of Science in Languages and Linguistics from Georgetown University in 1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K. Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and a principal in the law firm of Kieffer & Cassidy, Washington, D.C. From 1975 to date, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, Washington, D.C. and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bar of the District of Columbia and is admitted to practice before the United States Tax Court and the United States Supreme Court.

PREVIOUS BLANK CHECK COMPANIES

      In 1988, management was involved in two blank check offerings. Mr. Cassidy was vice president, a director and a shareholder of First Agate Capital Corporation and Consolidated Financial Corporation. In August, 1988, First Agate Capital Corporation offered 50,000 units at $10.00 for an aggregate of $500,000 in an underwritten offering of its common stock and warrants. First Agate Capital is no longer a public company and has had no activity since 1991. In November, 1988, Consolidated Financial Corporation offered 50,000 units at $10.00 for an aggregate of $500,000 in an underwritten offering of its common stock and warrants. In 1990, in connection with the change in control of Consolidated Financial Corporation, Mr. Cassidy transferred all his shares of Consolidated Financial Corporation common stock without compensation or any financial benefit and resigned as an officer and director of that company. Mr. Cassidy has had no further relationship or transactions with Consolidated Financial Corporation since 1990. As described in public filings made by the company, in June, 1991, the new management of Consolidated Financial Corporation effected its merger with A.B.E Industrial Holdings.

CURRENT BLANK CHECK COMPANIES

      Mr. Cassidy is the president, sole director and beneficial shareholder of Tunlaw International Corporation, Aberdeen Acquisition Corporation, Barhill Acquisition Corporation, Sunderland Acquisition Corporation and Westford Acquisition Corporation. Until its business combination on December 30, 1997, Mr. Cassidy was the sole director and beneficial shareholder of Corcoran Technologies Corporation. Until its business combination on December 4, 1998, Mr. Cassidy was the sole director and beneficial shareholder of Chatsworth Acquisition Corporation. Each of these companies filed registration statements on Forms 10-SB under the Exchange Act which became effective and each files periodic reports under the Exchange Act. Mr. Cassidy is the president, sole director and a beneficial shareholder of Blencathia Acquisition Corporation which filed a registration statement on Form 10-SB under the Exchange Act on February 9, 1999 and of Warwick Acquisition Corporation and Torbay Acquisition Corporation which filed their registration statements on Form 10-SB on February 19, 1999. The initial business purpose of each of these companies was or is to engage in a merger or acquisition with an unidentified company or companies and each were or will be classified as a blank check company until completion of a business combination.

      Mr. Cassidy anticipates being involved with additional blank check companies filed under the Securities Act or under the Exchange Act.

RECENT TRANSACTIONS BY BLANK CHECK COMPANIES

      On December 30, 1997, Prime Management, Inc., a California corporation, merged with and into Corcoran Technologies Corporation. Corcoran Technologies Corporation was formed on March 27, 1997 to engage in a merger or acquisition with an unidentified company or companies and was structured substantially identically to the Company, including identical management and beneficial shareholders. At the time of the merger, Prime Management, Inc. was an operating transportation company with two wholly-owned subsidiaries, Mid-Cal Express, a long-haul trucking company hauling shipments of general commodities, including temperature-sensitive goods, in both intrastate and interstate commerce and Mid-Cal Logistics, a freight brokerage company. Pursuant to the merger, Corcoran Technologies Corporation changed its name to Prime Companies, Inc. and Corcoran Technologies Corporation filed a Form 8-K with the Securities and Exchange Commission describing the merger. The common stock of Prime Companies, Inc. trades on the NASD OTC Bulletin Board under the symbol PRMC. Detailed information concerning Prime Companies, Inc. may be obtained from its filings under the Exchange Act which are found on the EDGAR archives page of the Securities and Exchange Commission's Web site at www.sec.gov.

      On December 4, 1998, AmeriCom USA, Inc., a Delaware corporation, merged with and into Chatsworth Acquisition Corporation. Chatsworth Acquisition Corporation was formed on December 3, 1997 to engage in a merger or acquisition with an unidentified company or companies and was structured substantially identically to the Company, including identical management and beneficial shareholders. AmeriCom USA, Inc. is an operating Internet advertising company with one wholly-owned subsidiary, Diversified Associates International, a California company. Pursuant to the merger, Chatsworth Acquisition Corporation changed its name to AmeriCom USA, Inc. and Chatsworth Acquisition Corporation filed a Form 8-K with the Securities and Exchange Commission describing the merger. AmeriCom USA, Inc. is seeking the admission of its common stock to quotation on the NASD OTC Bulletin Board. Detailed information concerning AmeriCom USA, Inc. may be obtained from its filings under the Exchange Act which are found on the EDGAR archives page of the Securities and Exchange Commission's Web site at www.sec.gov.
On February 22, 1999, AmeriCom USA, Inc. filed a Form 8-K describing its acquisition of Kiosk Software, Inc., which has developed a proprietary kiosk operating system and specializes in complete kiosk development services including custom cabinet design and multimedia software development.

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

      Management owns 100% of Pierce Mill, which, in turn, owns 5,000,000 shares of the common stock of the Company. Mr. Cassidy is considered the beneficial owner of the 5,000,000 shares of the Common Stock owned by Pierce Mill. Pierce Mill Associates is a private company whose function is to form and market blank check companies.

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

      Management may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target business to the Company where that reference results in a business combination. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time. No finder's fee of any kind will be paid to the management or promoters of the Company, or to their associates or affiliates. No loans of any type have, or will be, made to management or promoters of the Company or to any of their associates or affiliates.

      The Company's officer and director, or promoters, or their affiliates or associates are regularly in discussion with potential target businesses which may wish to combine with the Company or similar companies with which management is associated. There are no binding arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of a business combination with the Company.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 31, 1998, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

      Name and Address              Amount of Beneficial     Percent of
      of Beneficial Owner           Ownership                Outstanding Stock
      ------------------------      ------------------       ----------------
      Pierce Mill Associates, Inc.(1)      5,000,000              100%
      1504 R Street, N.W.
      Washington, D.C. 20009

      James M. Cassidy (2)                  5,000,000             100%
      1504 R Street, N.W.
      Washington, D.C. 20009

      All Executive Officers and
      Directors as a Group
      (1 Person)                            5,000,000             100%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On June 8, 1998, the Company issued a total of 5,000,000 shares of Common Stock to the following person for a total of $500 in cash:

                                    NUMBER OF               TOTAL
      NAME                          SHARES                  CONSIDERATION
      ----------------              ----------              --------------

      Pierce Mill                   5,000,000                 $500
      Associates, Inc.

      The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director or shareholder or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed.

      The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the shareholders of the Company have executed and delivered a "lock-up" letter agreements, affirming that such shareholders shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a blank check company. The shareholders have placed the respective stock certificates with the Company which will not release the certificates until such time as a merger or acquisition has been successfully consummated.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      3.1* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on July 2, 1997 and incorporated herein by reference.

      3.2* By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on July 2, 1997 and incorporated herein by reference.

      9.1* Lock-Up Agreement with Pierce Mill Associates filed as an exhibit to the Company's registration statement on Form 10-SB filed on August 13, 1998, and incorporated herein by reference.

      23.1        Consent of Accountants

      27.1  Financial Data Schedule
_____
* Previously filed

      (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1998. The Company filed a Form 8-K on February 18, 1999 noticing a change in accountants.



                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TUNLAW INTERNATIONAL CORPORATION


                                   By:    /s/ James M. Cassidy
                                   James M. Cassidy, President

March 31, 1999


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               OFFICE             DATE

/s/ James M. Cassidy               Director          March 31, 1999