Form 10QSB
period 1999-03-31
TUNLAW CAPITAL CORP
filed 1999-05-13
CIK 1041580

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


             Class                        Outstanding at March 31, 1999

Common Stock, par value $0.0001                   5,000,000

                      PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     TUNLAW INTERNATIONAL CORPORATION
                               Balance Sheet
                               March 31, 1999
                                (Unaudited)

          ASSETS
               Cash                                   $864
          Total assets                                $864


          LIABILITIES
               Current                                 -0-
               Long-term
          Total Liabilities                            -0-

          Stockholder Equity

             Preferred Stock $.0001 par
               value, 10,000,000 shares
               authorized, none issued                   --
             Common Stock,$.0001 par value
               50,000,000 shares authorized,
               5,000,000 shares issued and
               outstanding                              500
             Capital in excess of par                   500
             Accumulated deficit during
                development stage                      (136)

               Total Stockholders' equity              $ 864

          Total Liability and Stockholders'
            Equity                                     $ 864




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


Note 2 - Common Stock Issued

The Company has authorized 50,000,000 shares of Common Stock having a par value of $.0001 per share and 10,000,000 shares of preferred stock having a par value $.0001 per share. As of March 31, 1999, 5,000,000 shares of Common Stock had been issued and are outstanding.


Note 3 - No Costs Incurred

As of March 31, 1999, no shareholders, officers, directors or other related parties had incurred costs on behalf of the Company. Past and current expenses of the Company have been and will be paid by existing shareholders of the Company, and will be treated as additional paid-in capital from such shareholders.

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

     (b)     Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1999.

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

Dated:   May 12, 1999