Form 10KSB
period 1999-12-30
AMERICAN CAREER CENTERS INC
filed 2000-04-13
CIK 1041580

SECURITIES AND EXCHANGE COMMISSION
         Washington, D.C. 20549
         FORM 10-KSB

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

         [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

         Commission file number 0-28530

         AMERICAN CAREER CENTERS, INC.
         (Name of small business issuer in its charter)

         Nevada                                      87-0636498
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

2490 South 300 West, South Salt Lake City, Utah 84115
(Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (801) 485-6200

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
         Common Stock, $0.0001 par value
         (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
         such filing requirements for the past 90 days.  Yes  X   No ___

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $765,411.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the issuer's common stock on March 27, 2000 was $0. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the issuer's common stock, as of March 27, 2000, was 5,902,500.



AMERICAN CAREER CENTERS,  INC.
FORM 10-KSB
TABLE OF CONTENTS

ITEM No.         Page

        PART I
ITEM 1.         DESCRIPTION OF BUSINESS                               1
ITEM 2.         DESCRIPTION OF PROPERTY                               5
ITEM 3.         LEGAL PROCEEDINGS                                     5
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   5

PART II
ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS                                 6
ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN
                  OF OPERATIONS                                       7
ITEM 7.         FINANCIAL STATEMENTS                                  9
ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL  DISCLOSURE             9

PART III
ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT                                 10
ITEM 10.         EXECUTIVE COMPENSATION                               12
ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                               15
ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       16

PART IV
ITEM 13.         EXHIBITS, FINANCIAL STATEMENTS AND SCHEUDLES,
                  AND REPORTS ON FORM 8-K                             16

FORWARD LOOKING STATEMENTS

When used in this Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that these statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those anticipated. Such factors include the availability of sufficient financing to implement the Company's plan of operation, acceptance in the marketplace of the Company's new characters and story franchises and distribution via the Internet, ability to generate revenues through Internet distribution, increased levels of competition, new products and technological changes, and regulatory factors. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


AMERICAN CAREER CENTERS, INC.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS

Overview

American Career Centers. Inc. (hereinafter sometimes referred to as
"ACCI" or the "Company") was formed in June 1999 as a holding company for the acquisition of Information Technology career training centers and related businesses. ACCI completed its first acquisition in June 1999 through the purchase of 100% of the capital stock of Alpha Computer Solutions, Inc., a Utah corporation. Alpha began operations in June 1998 and trained over 5,700 students in its first year of operation. The Alpha Computer Solutions training facility in Salt Lake City, Utah is the largest in the state, and ACCI plans to expand its Alpha Computer Solutions Career Centers to more than 12 cities by the end of 2001.

Effective December 3, 1999 ACCI acquired 100% of the outstanding shares of Tunlaw International Corporation ("Tunlaw"), a public company for reporting purposes under the Securities Exchange Act of 1934, in exchange for an aggregate of 200,000 shares of common stock of ACCI, with Tunlaw becoming a wholly-owned subsidiary of ACCI. With the completion of the acquisition, ACCI became the successor issuer to Tunlaw and retains that public company reporting status under the Securities Exchange Act of 1934. Tunlaw has had no operations to date.

Trends in the Computer Training Industry

Economic and Demographic Factors: Several converging trends have contributed to the accelerated growth in the Computer Training industry:

1         A strong economy
2         A corresponding increase in high-technology positions
3         Increasing numbers of adults in post-secondary education programs
4         Accelerated salary increases in technical specialties
5         Increasing numbers of high school graduates looking for technical education alternatives
6         A narrowing salary gap between technical and degreed positions
7         Budgetary constraints at traditional colleges and universities

Technological Factors: As global competition has fostered ever-increasing computerization, shifts in technology have advanced the mainframe paradigm to PCs, then to LANs, WANs, the Internet and finally B2B models. The result has been an explosion of computers, software, applications, networks
and Internet sites.   In addition, the Information Technology landscape
changes constantly as:

1         Software developers release new versions of existing products to maintain market share and market new products to expand
 (a)      Equipment manufacturers integrate new technology
 (b) Network and Operating Systems are revised to take advantage of all of the above
2         Paradigm shifts such as the Internet ripple through the entire
           IT industry

In addition, the rapid rate of change in hardware and software technology has greatly increased the need for short-term training solutions that four year university degree programs cannot address.

IT Staffing Factors: While demand for trained IT personnel has exploded, the number of experienced professionals has grown slowly. In fact, demand has exceeded supply for several years and the gap is now growing at an accelerated rate. In addition, most employees now use computers to accomplish their primary function, and they need initial and ongoing training for these software packages.

ACCI's Strategic Perspective

The Computer Training marketplace is generally segmented into two groups:

1         Corporations and other organizations with specific employee training needs
2         Individuals seeking knowledge, advancement or a new career

Corporations and organizations are marketed on the basis of increased productivity, while individuals are marketed on the basis of a more challenging career and increased earning power. Unlike its competitors, ACCI targets both market segments because:

1         Individuals see corporate clients as a validation of the Company's position in the market
2         Individuals will eventually become corporate clients
3         Corporations provide high-margin recurring revenues
4         Contact with businesses provides the ultimate forecast of demand in the marketplace for specific types of training and the associated high-paying careers

Alpha Computer Solutions, Inc.

Alpha Computer Solutions, Inc. was founded in May 1998. It offers over 300 different instructor-led computer training courses from a 16,000 square foot classroom facility in its Salt Lake City, UT location. Day, evening and weekend classes are provided and Alpha trained over 5,700 students in its first year of operation.

Alpha's training orientation is marked by instructor-led classes that combine:

1         Real-world knowledge together with testing preparation
2         Computer-based curriculum using one computer per student
3         The latest in hardware and software
4         Private or onsite classes for corporate and government clients
5         Internet access for each student
6         A certified Sylvan-Prometric testing center for certification examinations


Over 2000 major corporations and organizations train their employees at Alpha including American Express, American Stores, AT&T, Barnes & Noble, Delta Airlines, IBM, IRS, Kennecott, Novell, US West and the State of Utah.

Alpha Computer Solutions Products

Alpha's products are all applicable to both individual and corporate market segments and fall into three broad categories:

1         Over 300 software application classes
2         "Tracks", or combinations of individual classes that lead to certifications from Microsoft, Novell, Adobe and Macromedia.
3         Proprietary curriculum such as the Internet Webmaster Pyramid
4         Complimentary courseware and text

Application Classes: Applications are generally taught at several levels (beginning through advanced) and include all major software developers such as Adobe, Corel, Intuit, Lotus, Macromedia, Microsoft, Netscape, Novell, Quark and Symantec. Specific topics range from accounting to animation, graphics to multimedia, and programming to word processing.

Certification Tracks: "Tracks" are groups of individual applications classes sequenced for specialized certification requirements:

1         Adobe certifications such as Premiere
2         Macromedia certifications such as Flash
3         Microsoft certifications such as A+ and MCSE
4         Novell certifications such as CNA and CNE

Alpha's Internet Webmaster Pyramid: The Internet Webmaster Pyramid is a proprietary product that:

1         Offers in-depth training and hands on experience in all aspects of web site design
2         Offers classes that bridge all levels of difficulty from overview to advanced specialties
3         Offers complete career preparation in a few months
4         Is affordable and priced incrementally
5         Is unique in the computer training industry

Strategic Implications of the Internet

The Internet and E-commerce revolution are at the center of Alpha's plans for expansion and growth. There is no question that the Internet represents a paradigm shift in the Information Technology industry. Use of the Net is the fastest growing technological advance in history. It has provided new models for communications, sales, marketing and distribution and promises unparalleled growth and profitability for companies that win the race for "next big thing". Not only have existing organizations embraced the Internet, but new companies in new industries have been created and blossomed to huge market values in very little time pursuing the dream of Internet riches.

The Internet will eventually impact almost all types of organizations.
The retail success of Internet e-commerce has created a legitimate technical and financial infrastructure. Business-to-business Internet transactions will eventually dwarf retail consumer dollar volumes. Companies that establish early Internet dominance in a market niche tend to remain dominant. "Net-Centricity" requires an organization to restructure all of it operating components in order to take optimal advantage of the Internet's capabilities. The creation of successful Web sites represent a collaboration of MIS with marketing, sales, operations and distribution personnel.

The implications for the computer training industry are fairly clear.
There is a competitive mania to create Internet Web sites. There is a huge market for trained personnel who can participate in the creation of Web sites and the demand (and associated pay) is accelerating. University programs are not reducing the shortage of experienced, trained IT personnel. Because of the need to work in site-design teams with many types of IT specialists, there is an increased need for IT professionals to integrate themselves into team environments. Because of the input and/or control of marketing, sales, operations and distribution, there is an increased need for these professionals to conceptually grasp the capabilities of the site design team.

The Alpha Internet Webmaster Pyramid

In this environment, the ideal computer training curriculum for the Internet would therefore possess the following characteristics:

1         Offer in-depth training and hands-on experience in all aspects of web site design
2         Offer classes that bridge all levels of difficulty from overview to advanced technical specialties
3         Offer complete career preparation in a matter of months, not years
4         Be affordable and priced incrementally depending on the custom tailored curriculum and interests of each student.

Alpha has designed the Webmaster Pyramid curriculum to fully address each of these issues. The Pyramid encompasses all aspects of Internet Web site creation and is unique in the computer training industry.

The Alpha Webmaster Pyramid curriculum is divided into three areas of specialization: design, programming and technical administration. Students progress down the Pyramid as they advance to more difficult areas of specialization.



The Alpha Webmaster Pyramid curriculum begins at the top with the Webmaster Foundations track. This course introduces students to Internet Business Fundamentals, Internet Security, Programming Basics, HTML, FrontPage, PhotoShop, Relational Database Design, Networking Fundamentals and CIW Test Preparation.

Level I Tracks for the three areas of specialization include:

1         Design - Site Designer: Introduction to Web Graphics Tools,
           Authoring and Programming, Integrating Design Tools, Web Portfolio Design, Project Design.

2         Programming - Application Developer:  HTML & DHTML, JavaScript,
           Visual Java, XML, CGI, PERL, Server-Side Scripting.

3         Technical Administration - Server Administrator: Introduction
           to Networks and UNIX administration.

Marketing Channels

Alpha utilizes a variety of marketing channels including:

1         Print and Media Ads
2         Outbound Telemarketing
3         Seminars
4         Trade Shows
5         Internet Web Site


Geographic Expansion

As part of its overall growth plan, ACCI plans to acquire Information Technology training facilities in various locations throughout the United States. The primary criteria for acquisition will include proven profitability, local reputation, local market potential, similarity of current programs to the Alpha model and stringent ROI analysis. Alpha has ranked expansion cities based on 10 factors including population, per capita IT spending, per capita IT training spending, population and Internet infrastructure. The top ten cities are listed in the following table:

Denver
Dallas/Ft. Worth
Seattle
Las Vegas
Phoenix
Kansas City, MO
Los Angeles
San Francisco
San Jose
San Diego

Employees

As of March 15, 2000, Alpha Computer Solutions employed a total of 39 full-time employees, 15 of whom were in instructional training; 3 in technology; 16 in sales, marketing and business development; and 5 in finance and administration. To support our anticipated future growth, we expect to hire additional employees, particularly in the area of instructional training. None of our employees are represented by unions, and we believe our relations with our employees are good.


ITEM 2.         DESCRIPTION OF PROPERTY

Our principal executive offices are located at 2490 South 300 West, South Salt Lake City, Utah, 84115, where we lease approximately 16,000 square feet that expires in August 2003. We intend to lease and/or sublease suitable premises in connection with our planned acquisitions of other smaller information technology training schools. As we expand, we anticipate that additional space will be available on commercially reasonable terms, and that terms of these leases will vary as to duration and rent escalation provisions tied to either increases in the landlord's operating expenses or fluctuations in the consumer price index in the relevant geographical area, but no assurance can be made in this regard.


ITEM 3.         LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings, nor, to our knowledge, are any threatened.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1999, the Company submitted the reorganization transaction between the Company and Tunlaw International Corporation for a vote of security holders, which vote was approved by written consent of the Company's shareholders.



PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no public market for ACCI's securities to date. ACCI has issued securities that are exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Rule 504 and Rule 506 of Regulation D of the General Rules and Regulations of the Securities and Exchange Commission.

As of March 24, 2000, we had 455 shareholders of record of American Career Centers, Inc.'s common stock, excluding shares held in street name by brokerage firms and other nominees who hold shares for multiple investors, and no Preferred Stock shareholders.

Holders of common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefor, subject to the dividend and liquidation rights of any preferred stock that may be issued and outstanding. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our shareholders for the foreseeable future.

Recent Sales of Unregistered Securities

         Sales of Common Stock Prior to January 1, 2000.

Effective June 21, 1999 ACCI engaged in a share exchange with Alpha Computer Solutions, Inc., a Utah corporation. In this share exchange, the shareholders of Alpha Computer Solutions received 2,849,500 shares of common stock of ACCI in exchange for all of the issued and outstanding shares of common stock of Alpha Computer Solutions, Inc.

Effective July 14, 1999, ACCI approved the sale of 1,183,000 shares of common stock to the founders of ACCI for an aggregate of $1,183, or $.001 per share, which shares are subject to a repurchase option that expires based on a three year vesting schedule.

Between September and November 1999, ACCI sold, in a private placement, 1,406,000 shares of common stock for an aggregate of $587,685, or $.41798 per share. These securities were sold only to accredited investors pursuant to an exemption from registration provided by Rule 504 of Regulation D enacted promulgated under the Securities Act, and in compliance with certain states' accredited investor exemption.

Between September and November 1999, ACCI sold, in a private placement, 199,000 shares of common stock for an aggregate of $337,460, or $1.695779 per share. The securities were sold only to accredited investors pursuant to an exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act.

During 1999, an individual subscribed to 65,000 shares of common stock for $16,250.

Effective December 3, 1999, ACCI engaged in a share exchange with Tunlaw International Corporation, a public company, incorporated in the State of Delaware, which previously had no operating history. This share exchange was accounted for as a reverse acquisition in which ACCI is considered our predecessor because it had operations at the time of the share exchange. In this share exchange, the shareholders of Tunlaw received 200,000 shares of common stock of ACCI in exchange for all of the issued and outstanding shares of common stock of Tunlaw.

Stock Option Issuances.

There were no stock option exercises by optionees or issuances by the Company in fiscal year 1999. Stock Options granted are shown under
Item 10 - Stock Plans.

Sales of Common Stock Post December 31, 1999.

During January 2000, the Company sold, in a private placement, 55,000 shares of common stock for an aggregate of $152,500, or an average $2.77 per share. securities were sold only to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act.


ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. This discussion should be read in conjunction with our financial statements and the related notes thereto set forth elsewhere in this Report.

Our predecessor company, Tunlaw International Corporation, conducted only organizational activities. Accordingly, there were no material operations for the comparable periods for the prior year, and therefore, there is no discussion of comparable historical periods.

The Company

American Career Centers, Inc. ("ACCI") was formed in June of 1999 as a holding company to acquire Information Technology career training centers. ACCI completed its first acquisition in June of 1999 through the purchase of 100% of the capital stock of Alpha Computer Solutions, Inc., a Utah corporation. Alpha began operations in June of 1998 and trained over 5,700 students in Information Technology courses in its first year of operation. As Tunlaw conducted only organizational activities, consolidated results to date reflect ACCI holding company activity including the operations of Alpha Computer Solutions, Inc.

Alpha began operations in June of 1998. Throughout 1998 and 1999, the Company focused on building the foundation for geographic expansion. This process involved several steps:

1         Recruiting management talent
2         Raising additional capital
3         Recruiting training and sales staffs
4         Developing proprietary curriculum that would be replicable in multiple locations
5         Designing effective marketing programs
6         Perfecting training delivery and management systems



Results of Operations

For the fiscal year ended December 31, 1998, the Company had revenues of $197,564 and a net loss from operations of $714,496.

Fiscal Year Ended December 31, 1999 Versus Fiscal Year Ended December 31,
1998

During the first half of 1999, the Company focused heavily on recruiting, curriculum development and the design of effective marketing programs.
In the second half of 1999, ACCI significantly increased both its fund raising activities and its acquisition search activities. These factors resulted in corresponding increases in marketing and corporate overhead expenses. For the fiscal year ended December 31, 1999, the Company increased consolidated revenues 287% to $765,411 with a net loss from operations of $1,265,636. Selling and marketing expense for 1999 increased 752% from 1998 to $514,366 as sales and marketing personnel were recruited and marketing programs were implemented. General and Administrative expense for 1999 increased 45% to $1,037,177 as proprietary curriculum was completed and acquisition and fund raising activity ramped up. In addition, total operating expense fell from 397% of revenue in 1998 to 203% in 1999.

Plan of Operations

There are three key elements to the ACCI growth plan:

         1. Raising additional capital through private placements of common stock. The Company will require additional funds to operate, expand geographically and to establish credit facilities for anticipated acquisitions.

         2. Expanding the Alpha Education and Training model to a total of 12 cities in the Western U.S. in the next 24 months. As noted in
Item 1, the replication of Alpha training facilities is a significant part of the ACCI profit engine.

         3. Acquiring Information Technology facilities in complementary locations throughout the U.S. The primary criteria for acquisition will include historical and projected profitability, local reputation, local market potential, viability of curriculum and stringent ROI targets.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been private placements of common stock and borrowings from related and non-related parties. See Notes 10 and 13 to the Financial Statements (Stockholders' Deficiency and Subsequent Events, respectively) and Note 8 to the Financial Statements (Notes and Loans Payable) for further descriptions of these activities. We will require additional capital financing to continue the development of our business plan consistent with anticipated growth in operations, infrastructure and personnel. We anticipate that the cash on hand coupled with the cash to be raised from additional private placements and public offerings, assuming they will be successful, should be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.

Income Taxes

Net operating losses generated a deferred tax asset of approximately $1.226 million at December 31, 1999.

Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "According for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedged forecasted transaction for a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

In June 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principles. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The adoption of SOP 98-5 on January 1, 1999 had no effect on the financial statements.


ITEM 7.         FINANCIAL STATEMENTS

The consolidated financial statements are listed at the "Index to Financial Statements" elsewhere in this Report.


ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective December 3, 1999, we continued the engagement of Weinberg & Company, P.A. as the registrant's independent public accountants, subsequent to the acquisition transaction. The engagement of Weinberg & Company, P.A. was approved by our board of directors. The financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. There were no accounting or auditing disagreements between the Company and
Weinberg & Company, P.A.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. We also have provided a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

         Our predecessor company conducted only organizational activities and, accordingly, no information is included for the period prior to December 3, 1999.

Executive Officers and Directors

         The following tables set forth certain information regarding the directors, executive officers and certain key employees of American Career Centers, Inc.:

         Directors:

         Name                       Age      Date Director Service Commenced

         William G. Anthony         56       December 3, 1999
         Ronald C. Mears            61       December 3, 1999
         Thomas D. Keene            41       December 3, 1999


         Executive Officers:

         Name                       Age      Office

         William G. Anthony         56       President
         Ronald C. Mears            61       Chairman of the Board
         Thomas D. Keene            41       Secretary and Treasurer


William G. Anthony - President: Mr. Anthony has more than 20 years of successful background as a senior executive in the computer industry. He was formerly President of InterWest Graphics, Inc.; President, CEO and founder of, TimberWolf Multimedia, Inc.; President and CEO of Wasatch Education Systems, Inc. and President and COO of Systems Associates Inc. Throughout his career with these organizations, Mr. Anthony was instrumental in leading their rapid growth and financial success in the harsh and quickly changing information technology environment. He has led organizations from start-up to over $33 million in revenues, managed growth from start-up to more than 500 employees and spearheaded over $24 million in financing rounds with IPOs, venture capitalists, and private placements.


Ronald C. Mears - Chairman: Since 1995 Mr. Mears has been actively involved with Sales and Sales Management in the computer-training field with New Horizons Computer Learning Centers (now Technology Solutions, Inc.) and with his own company, New Technology Services, Inc. While working at the Salt Lake City New Horizons computer Learning Center, Mr. Mears began to understand that there was great business potential to be achieved by integrating the various aspects of the effort to "Computerize America." Combining training, consulting and personnel placement all under on roof, Mr. Mears founded, in May 1997 New Technology Services, Inc. Within one year he was conducting specialized computer network training in Salt Lake City, Denver, Minneapolis, Las Vegas, Chicago and Atlanta.

Before working for New Horizons Computer Learning Centers and opening New Technology Solutions, Inc., Mr. Mears had been founder and co-founder of numerous businesses and held management positions in many more, including car rentals, restaurants, single family and commercial construction, and specialty clothing. During the early 1980s Mr. Mears worked as an Account Executive and Loan officer.

Thomas D. Keene - Secretary and Treasurer:  For more than 10 years Mr.
Keene has conducted accounting, administration, finance and business planning as both senior level management and as an independent consultant, including the following clients and employers: Morrison Knudsen Corporation, Data-Cache Corporation, ParaDynamix and now ACCI. As a senior level manager Mr. Keene has established and supervised treasury, finance and accounting functions of multi-million dollar start up business, including management of all administrative functions associated with the establishment of several employee benefit plans.

Compliance with Section 16(b) of the Exchange Act:

To our knowledge, during and for American Career Centers, Inc.'s year ended December 31, 1999, there were no directors or officers, or more than 10% shareholders of the Company who failed to timely file a Form 3, Form 4 or Form 5 with the Securities and Exchange Commission, other than the individuals set forth below. All of the filings have been made as of the date of this Report.

         William G. Anthony failed to timely file a Form 3 in which one transaction was reported and a Form 5 in which one transaction was reported.

         Ronald C. Mears failed to timely file a Form 3 in which one transaction was reported and a Form 5 in which one transaction was reported.

         Thomas D. Keene failed to timely file a Form 3 in which one transaction was reported and a Form 5 in which one transaction was reported.





ITEM 10.         EXECUTIVE COMPENSATION

The following table sets forth information for 1999 with regard to compensation paid to our chief executive officer and the executive officers or key employees whose total salary and bonus exceeded $100,000. None of our officers was compensated in 1998.


SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                                                             ------------
                                              ANNUAL COMPENSATION                            SECURITIES       ALL OTHER
                                              -------------------
                                                                           OTHER ANNUAL     UNDERLYING       COMPENSATION
                                                                           ------------     ----------       ------------
                                                                           ------------     ----------       ------------
  NAME AND PRINCIPAL POSITION      YEAR      SALARY($)       BONUS($)      COMPENSATION      OPTIONS(#)         ($)(1)
  ---------------------------      ----      ---------       --------      ------------      ----------          -----
  ---------------------------      ----      ---------       --------      ------------      ----------          -----

                                                                                ($)
                                                                                ---
                                                                                ---
Ronald C. Mears ..............     1999         $ 100,000    $    0            4,000              -                -
Chairman

William G. Anthony...........
President and  Director            1999            72,000         0            5,871              -                -

Thomas D. Keene      ........      1999            50,000         0               -               0                -
Treasurer, Secretary and
Director


The following table sets forth further information regarding individual grants of stock options during fiscal 1999 and 1998 to each of the named executive officers. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective five-year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved. The table also shows all options that were granted with exercise prices equal to fair market value on the dates of grant.

OPTION GRANTS IN FISCAL 1999



                                                     INDIVIDUAL GRANTS
                          ------------------------------------------------------------------------    POTENTIAL REALIZABLE
                                          PERCENT OF                                                           VALUE
                             NUMBER OF      TOTAL                                                    AT ASSUMED ANNUAL RATES
                            SECURITIES     OPTIONS                   PER SHARE                            OF STOCK PRICE
                            UNDERLYING     GRANTED      PER SHARE      MARKET                         APPRECIATION FOR OPTION
                              OPTIONS        TO          EXERCISE     PRICE ON                               TERM(2)
                              GRANTED   EMPLOYEES IN      PRICE      GRANT DATE     EXPIRATION       -------------------------
NAME                          (#)(1)     FISCAL 1999    ($/SH)(1)      ($/SH)          DATE              5%($)     10%($)
----                      -------------- -----------    ---------      ------      ------------          -----     ------

Ronald C. Mears........         -             -              -            -             -                 -           -
William G. Anthony.....      110,000         33%           5.00           -         5/20/2009             -           0
Thomas D. Keene .......       60,000         18%           5.00                     5/20/2009             0           0


(1) Stock options were generally awarded at an exercise price of $5.00, in excess of the fair market value of the Company's Common Stock on the date of grant as determined by the Company's Board of Directors.
Options granted to new employees become exercisable, so long as the employee continues to provide services to the Company, as to one-third of the shares at the end of the first year, as to two-thirds of the shares at the end of the second year, and as to all of the shares at the end of the second year. Options expire five years from the date of grant or at the time of the optionee's termination of employment.

(2) The 5% and 10% assumed rates of annual compound stock price appreciation are prescribed by rules of the SEC and do not represent the Company's estimate or projection of future Common Stock prices.

There were no exercises of stock options by any of the named executive officers in 1999.

Board of Directors:

From the Company's inception through December 31, 1999, there have been no meetings of the Company's board of directors. Other actions in 1999 were conducted by means of unanimous written consents on separate instances.

Non-employee directors receive options to purchase 5,000 shares of the Company's common stock for each year of service, and are reimbursed for travel costs and other out-of-pocket expenses incurred in attending board of directors and committee meetings in addition to the payment of $500.00 for each meeting attended. As of March 27, 2000, no options to acquire shares of common stock were granted to non-employee directors.

The board of directors does not have a nominating committee. However, the board of directors will consider nomination recommendations from shareholders, which should be addressed to American Career Centers, Inc.'s secretary at its principal executive offices.

Employment Agreements:

The Company entered into a three-year employment agreement with Ronald C. Mears as of September 8, 1998 (and modified April 13, 1999), providing for Mr. Mears to serve as the Company's Chairman of the Board of Directors, an initial annual salary of $100,000, a discretionary bonus, and 250,000 shares of unregistered common stock at a purchase price of $.001 per share (subject to a repurchase right ratably over the three-year employment period should Mr. Mears terminate the agreement within said period).

The Company entered into an approximate three-year employment agreement with William G. Anthony as of November 13, 1998 (and modified April 13, 1999) and terminating as of September 7, 2001, providing for Mr. Anthony to serve as the Company's President, an initial annual salary of $72,000, a discretionary bonus, 100,000 shares of unregistered common stock at a purchase price of $.001 per share (subject to a repurchase right ratably over the three-year employment period should Mr. Anthony terminate the agreement within said period), and non-qualified options to purchase 110,000 shares of the Company's common stock ratably over the three-year period at an exercise price of $5.00 per share.

The Company entered into a three-year employment agreement with Thomas D. Keene as of September 8, 1998 (and modified April 13, 1999), providing for Mr. Keene to serve as the Company's Chief Financial Officer and Secretary, an initial annual salary of $50,000, a discretionary bonus, 75,000 shares of unregistered common stock at a purchase price of $.001 per share (subject to a repurchase right ratably over the three-year employment period should Mr. Anthony terminate the agreement within said period), and non-qualified options to purchase 60,000 shares of the Company's common stock ratably over the three-year period at an exercise price of $5.00 per share.

Stock Plans

1998 Stock Option Plan. The Company assumed the Alpha Computer Solutions, Inc. 1998 Stock Option Plan on July 15, 1999, which was adopted by its board of dircectors in October 1998 and by its shareholders in November 1998. This stock option plan provides for the grant of incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees, directors, officers and consultants to acquire shares of common stock. The purposes of the 1998 stock plan are to attract and retain the best available personnel, to provide additional incentives to our employees and consultants and to promote the success of our business. Unless terminated earlier by the board of directors, the 1998 stock plan will terminate on September 30, 2007.

As of March 27, 2000, options to purchase 332,500 shares of common stock were outstanding at a weighted average exercise price of $5.00. No shares had been issued upon exercise of outstanding options, and 267,500 shares remained available for future grant under the 1998 stock plan.

The 1998 stock plan may be administered by the board of directors, a committee appointed by the board of directors or a combination of the board of directors and a committee, as determined by the board of directors. The administrator determines the terms of options granted under the 1998 stock plan, including the number of shares subject to the option, exercise price, term and exercisability Incentive stock options granted under the 1998 stock plan must have an exercise price of at least 100% of the fair market value of the common stock on the date of grant and at least 110% of such fair market value in the case of an optionee who holds more than 25% of the total voting power of all classes of our stock. Nonstatutory stock options granted under the 1998 stock plan will have an exercise price as determined by the administrator. Payment of the exercise price may be made in cash or such other consideration as determined by the administrator.

The administrator determines the term of options, which may not exceed 10 years, or 5 years in the case of an optionee who holds more than 25% of the total voting power of all classes of our stock. No option may be transferred by the optionee other than by will or the laws of descent or distribution. Each option may be exercised during the lifetime of the optionee only by such optionee. The administrator determines when options become exercisable. Options granted under the 1998 stock plan generally must be exercised within 3 months after the termination of the optionee's status as an employee, director or consultant of the Company, or within 12 months if such termination is due to the death or disability of the optionee, but in no event later than the expiration of the option's term. Options granted under the 1998 stock plan generally vest immediately as of the date of grant. At the option of the administrator, the stock to be delivered pursuant to the exercise of any option granted to an employee under the plan may be subject to a right of repurchase in favor of the Company, with respect to any employee whose employment with the Company is terminated.

In the event of our merger with or into another corporation, the successor corporation may assume each option and outstanding stock purchase right or may substitute an equivalent option or stock purchase right. However, if the successor corporation does not agree to this assumption or substitution, the option or stock purchase right will terminate. The board of directors has the authority to amend or terminate the 1998 stock plan provided that no action that impairs the rights of any holder of an outstanding option may be taken without the holder's consent. In addition, we will obtain requisite stockholder approval for any action requiring stockholder approval under the applicable law.




ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 27, 2000 by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.
Shares of common stock that may be acquired by an individual or group within 60 days of March 27, 2000, pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 5,902,500 shares of common stock outstanding.

Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by such shareholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o American Career Centers, Inc. 2490 South 300 West, South Salt Lake City, Utah, 84115.

Name of Shareholder                    Number of Shares     Percent of Common
Stock

Ronald C. Mears(1)                        1,750,000              29.6%
William G. Anthony(2)                       580,000               9.6
Thomas D. Keene(3)                          440,000               7.4
Combined Assets, Inc.(1)                    525,000               8.9
InterAsset Management, Inc.(1)              601,000              10.2
T.A.S.S., Inc.                              445,000               7.5

All executive officers and directors      2,770,000              45.6
  as a group (3 persons)


         (1) Includes 624,000 shares owned by Ronald C. Mears and 1,126,000 shares that are held by corporations, Combined Assets, Inc., and InterAsset Management, Inc., that could be deemed to be controlled by Ronald
C. Mears.

         (2) Includes options to acquire 110,000 shares of Company's Common Stock, which options are immediately exercisable. Stock subject to a three-year vesting period that commenced on July 30, 1999.

         (3) Includes options to acquire 60,000 shares of Company's Common Stock, which options are immediately exercisable. Stock subject to a three-year vesting period that commenced on July 30, 1999.



ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ronald C. Mears, the Company's Chairman of the Board of Directors sold certain assets to the Company in consideration for the issuance and delivery of 624,000 shares of common stock of the Company. These assets included computers, computer networks, software to operate the network, course materials, furniture and fixtures required to construct classroom facilities, and customer lists.

ITEM 13.         EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND
REPORTS ON FORM 8-K

         (a) Financial Statements and Schedules. The Financial Statements and Schedules required to be filed hereunder are enclosed on Pages F-1 through F-17.

         (b)         Current Reports on Form 8-K.  A Current Report on
         Form 8-K dated December 3, 1999, was filed on December 14, 1999 with the Securities and Exchange Commission, to report a transaction under Items 1 and 2, Changes in Control of Registrant, and Acquisition or Disposition of Assets, respectively, containing information related to the reorganization transaction involving Tunlaw International Corporation by the Company, pursuant to which the Company became the successor issuer under Rule 12g-3 of the Securities Exchange Act of 1934.

         (c)         Exhibits

 3.1       Articles of Incorporation
 3.2       Certificate of Amendment to American Career Centers, Inc.
            Certificate of Incorporation
 3.3       Bylaws
10.1       1998 Stock Option Plan
10.2       Form of Incentive Stock Option Agreement
21         Subsidiaries of the Registrant
27         Financial Data Schedule



            AMERICAN CAREER CENTERS, INC.
                  AND SUBSIDIARIES
          CONSOLIDATED FINANCIAL STATEMENTS
          AS OF DECEMBER 31, 1999 AND 1998


     AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES

                        CONTENTS

PAGE   F-1    INDEPENDENT AUDITORS' REPORT


PAGE   F-2    CONSOLIDATED BALANCE SHEETS AS OF DECEMBER
              31, 1999 AND 1998


PAGE   F-3    CONSOLIDATED STATEMENTS OF OPERATIONS AND
              OTHER COMPREHENSIVE (LOSS) FOR THE YEAR ENDED
              DECEMBER 31, 1999 AND FOR THE PERIOD JUNE 16,
              1998 (INCEPTION) TO DECEMBER 31, 1998


PAGES  F-4-5  CONSOLIDATED STATEMENTS OF CHANGES IN
              STOCKHOLDERS' DEFICIENCY FOR THE PERIOD JUNE
              16, 1998 (INCEPTION) TO DECEMBER 31, 1999


PAGE   F-6    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
              THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE
              PERIOD JUNE 16, 1998 (INCEPTION) TO DECEMBER 31,
              1998


PAGES F-7-17  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF DECEMBER 31, 1999 AND 1998





INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
American Career Centers, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of American Career Centers, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related statements of operations and comprehensive (loss), changes in stockholder's deficiency and cash flows for the year ended December 31, 1999 and for the period June 16, 1998 (inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of American Career Centers, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period June 16, 1998 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has recurring losses from operations, working capital and equity deficiencies. These matters raise substantial doubt about the Company's ability to continue as going concern. Management's Plan in regards to these matters is also described in Note 12. The consolidated financial statements do not include and adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.
Boca Raton, Florida
January 19, 2000



            AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                  AS OF DECEMBER 31, 1999 AND 1998

                                ASSETS
                                                  1999        1998

CURRENT ASSETS
 Cash                                          $ 42,879     $ 11,246
 Accounts receivable, net                        83,988       77,438
 Inventories                                      3,447        7,145
 Prepaid expenses and other assets                  357        6,189
 Short term investments                              -       130,000
                                                -------      -------
  Total Current Assets                          130,671      232,018
                                                -------      -------
PROPERTY AND EQUIPMENT - NET                    122,538       24,592
                                                -------      -------
OTHER ASSETS
 Intangibles, net                               115,106       37,142
 Deposits                                        14,464       12,289
                                                -------      -------
  Total Other Assets                            129,570       49,431
                                                -------      -------
TOTAL ASSETS                                  $ 382,779    $ 306,041
                                              =========      =======

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and other accrued expenses  $ 256,892    $ 105,800
 Payroll taxes payable                          238,076       60,707
 Accrued payroll and payroll taxes              317,594       87,267
 Deferred revenue                               273,736      251,521
 Notes payable                                  162,500      322,448
                                              ---------      -------
Total Current Liabilities                     1,248,798      827,743
                                              =========      =======

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.0001 par value,
 20,000,000 shares authorized, none issued        -             -
Common stock, $.0001 par value, 100,000,000
 shares authorized, 5,902,500 and 2,880,000
 shares issued and outstanding, respectively        590          288
Additional paid in capital                    1,258,962      316,717
Accumulated deficit                          (2,064,321)    (733,707)
Accumulated other comprehensive loss              -         (105,000)
                                              ---------      -------
                                                804,769     (521,702)
Less subscriptions receivable                   (61,250)        -
                                              ---------      -------
Total Stockholders' Deficiency                 (866,019)    (521,072)
                                              ---------      -------
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY                                   $  382,779    $  306,041
                                              =========     =========


     See accompanying notes to consolidated financial statements




            AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE (LOSS)

                                             Year       June 16, 1998
                                             ended     (Inception) to
                                          December 31,   December 31,
                                             1999            1998

REVENUES                                 $    765,411   $    197,564

COST OF SALES                                 479,504        127,604

GROSS PROFIT                                  285,907         69,960

OPERATING EXPENSES
 Selling and marketing                        514,366         60,360
                                            ---------        -------
 General and administrative                 1,037,177        724,096
                                            ---------        -------
  Total Operating Expense                   1,551,543        784,456
                                            ---------        -------

LOSS FROM OPERATIONS                       (1,265,636)      (714,496)
                                            ---------        -------
OTHER INCOME (EXPENSE)
 Gain on exchange of securities                10,000           -
  Interest income                                -             5,015
  Interest expense                            (24,605)        (7,268)
  Tax penalties                               (38,615)          (766)
  Other expenses                              (11,758)       (16,192)
                                               ------         ------
    Total Other Income (Expense)              (64,978)       (19,211)
                                               ------         ------
NET LOSS                                 $ (1,330,614)      (733,707)

OTHER COMPREHENSIVE INCOME (LOSS)
 Unrealized gain (loss) on short
 term investments                             105,000       (105,000)
                                            ---------      ---------
COMPREHENSIVE LOSS                       $ (1,225,614)    $ (838,707)
                                            =========      =========


Net loss per common share and
equivalents - basic and diluted          $      (0.37)    $    (0.42)
                                            =========      =========
Weighted average shares outstanding
during the period - basic and diluted       3,628,324      1,764,790
                                            =========      =========




     See accompanying notes to consolidated financial statements.


                   AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                                      ACCUMULATED
                                                                                        OTHER
                                                           ADDITIONAL                COMPREHENSIVE
                   PREFERRED STOCK   COMMON STOCK           PAID IN     ACCUMULATED     INCOME       SUBSCRIPTIONS
                    STOCK   AMOUNT   STOCK  AMOUNT          CAPITAL       DEFICIT        LOSS         RECEIVABLE      TOTAL



Issuance of
 common stock
 to founders and
 employees             -       -    2,005,000     $ 200      $  1,805     $   -          $    -          $    -        $ 2,005

Issuance of
 common stock
 for cash              -       -      775,000        78        79,922         -               -               -         80,000

Issuance of
 common stock
 for investment
 securities            -       -      100,000        10       234,990         -               -               -        235,000

Unrealized loss
 on available
 for sale
 securities            -       -         -           -           -            -            (105,000)          -       (105,000)

Net loss from
 June 16, 1998
 (Inception) to
 December 31,
 1998                  -       -         -           -           -         (733,707)          -               -       (733,707)

Balance,
 December 31,
 1998                  -       -     2,880,000      288       316,717      (733,707)       (105,000)          -       (521,702)

Redemption of
 common stock          -       -       (11,000)      (1)          (10)         -              -               -            (11)

Recapitalization:
 Issuance of
 common stock
 to founders and
 employees of
 ACCI		       -       -     1,183,000      118         1,065          -              -               -           1,183

Issuance of
 common stock
 for cash and
 extinguishment
 of debt               -       -     1,605,000      161       924,984          -              -            (45,000)     880,145

Redemption of
 common stock          -       -       (19,500)      (2)          (18)         -              -               -             (20)

Issuance of
 common stock
 for subscriptions
 receivable            -       -        65,000        6        16,244          -              -            (16,250)        -

Recapitalization:
 Stock issued to
 Tunlaw
 International
 Corporation
 stockholders          -       -       200,000       20           (20)         -              -               -            -

Unrealized gain
 on short term
 investments           -       -          -          -         -               -          105,000             -          105,000

Net loss for 1999      -       -          -          -         -         (1,330,614)          -	              -       (1,330,614)
                   -------  ------   ---------  -------  ------------    -----------      --------         --------    ----------
BALANCE,
DECEMBER 31,
1999                   -       -     5,902,500  $   590  $  1,258,962  $ (2,064,321)    $     -          $ (61,250)  $  (866,019)
                   =======  ======   =========  =======  ============    ===========      ========         ========    ==========

         See accompanying notes to consolidated financial statements


                   AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

									     June 16, 1998
							    Year ended	     (Inception) to
							    December 31,      December 31,
							       1999  	         1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $ (1,330,614)     $ (733,707)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and Amortization                                  105,497           6,081
 Gain on exchange of securities                                 (10,000)           -
 Provision for doubtful accounts                                 17,493          40,710
 (Increase) in accounts receivable                              (24,043)       (118,148)
 (Increase) in inventories                                        5,198          (7,145)
 (Increase) in prepaid expenses and other assets                  5,832          (6,189)
 Increase in accounts payable and accrued expenses              151,092         105,800
 Increase in payroll taxes payable                              177,369          60,707
 Increase in accrued payroll and payroll taxes                  230,327          87,267
 Increase in deferred revenue                                    22,215         251,521
                                                               --------	       --------
 Net Cash Used In Operating Activities                         (649,634)       (313,103)
                                                               --------	       --------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                            (37,907)        (26,030)
 Deposits                                                        (2,175)        (12,289)
                                                               --------	       --------
  Net Cash Used in Investing Activities                         (40,082)        (38,319)
                                                               --------	       --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on notes payable                                       (25,635)        (16,150)
 Loan proceeds                                                     -            296,813
 Proceeds from issuance of common stock                         746,984          82,005
                                                               --------	       --------
  Net Cash Provided By Used In Financing Activities             721,349         362,668
                                                               --------	       --------
NET INCREASE IN CASH                                             31,633          11,246

CASH, BEGINNING OF YEAR                                          11,246            -
                                                               --------	       --------
CASH, END OF YEAR                                             $  42,879       $  11,246
                                                               ========	       ========

SUPPLEMENTAL DISCLOSER OF NON - CASH
INVESTING AND FINANCING ACTIVITIES:

During 1999, the Company exchanged 100,000 shares of
 marketable securities for equipment and customer database.   $ 245,000       $    -
                                                               ========	       ========
During 1999, the Company converted $134,313
 of notes payable to common stock.                            $ 134,313       $    -
                                                               ========	       ========

During 1998, the Company exchanged 100,000
 shares of common stock for investments.                      $    -          $ 235,000
                                                               ========	       ========


       See accompanying notes to consolidated financial statements


                   AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1999 AND 1998

NOTE  1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
ORGANIZATION

(A)	Organization

Alpha Computer Solutions, Inc. ("ACS") was incorporated in the State of Utah on June 16, 1998.

On June 21, 1999, under an Agreement and Plan of Reorganization,
American Career Centers, Inc., ("ACCI"), an inactive Nevada Corporation, acquired all the stock of ACS by issuing one share of its common stock for each share of ACS common stock outstanding. On December 3, 1999, Tunlaw International Corporation ("TIC"), an inactive Nevada public shell corporation, acquired all the outstanding stock of ACCI. The Merger Agreement stipulated that TIC issue to ACCI shareholders one share of TIC common stock for each share of common stock held by ACCI shareholders.
As a result, the reorganizations were treated as an acquisition by the acquiror and as a recapitalization by the acquiree for accounting purposes. Accordingly, the financial statements include the following:

(1)	The balance sheets consist of the net assets of the acquiror at historical cost and the net assets of the acquirees at historical cost.
(2)	The statement of operations includes the operations of the
        acquiror for the periods presented and the operations of the acquirees from the date of reorganizations.

The Company intends to operate career-training centers throughout the United States. The Company presently provides Instructor-led Computer and Internet training courses in Salt Lake City, Utah.

(B)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Alpha Computer
Solutions, Inc. and Tunlaw International Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

(C)	Use of Estimates

	In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D)	Cash and Cash Equivalents

	For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturates of three months or less at the time of purchase to be cash equivalents.

(E)	Short - Term Investments

	The Company's policy is to invest in marketable equity instruments. The Company accounts for such investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

	Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Available - for - sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as other comprehensive income (loss) and as a separate component of stockholders' equity (deficiency). Investments classified as held - to - maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

(F)	Inventories

	Inventories, consisting of training materials are stated at lower of cost or market determined on the first - in, first - out method.

(G)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from two to seven years.

(H)	Intangible Assets

Intangible assets are being amortized on a straight - line basis over periods varying from two to three years.

(I)	Income Taxes

	The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ('Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(J)	Revenue Recognition

The Company recognizes specific training course tuition revenues in the period in which the training courses are preformed. Membership club revenue is recognized over the membership period based on the member's actual usage of the Company's training programs and classes. Deferred revenue represents tuition revenues collected in advance for classes in specific training course programs and the unrecognized portion of membership club revenues.

(K)	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company's accounts receivable, accounts payable, accrued liabilities, and current loans payable approximates fair value due to the relatively short period to maturity for these instruments.

(L)	Per Share Data

Basic net income (loss) per common share is computed based on the weighted average common shares outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share" ("SFAS 128"). Diluted net income per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year as defined by SFAS 128.

For 1999, the effect of the assumed exercise of 332,500 stock options were not utilized in the computation of diluted earnings per share since the effect was anti-dilutive.

(M)	Advertising Expense

Costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expense for the years ended December 31, 1999 and 1998 was approximately $111,800 and $15,800, respectively.

(N)	Segment Information

The Company follows Statement of Financial Accounting Standards No.
131 "Disclosures About Segments of an Enterprise and Related Information". During 1999 and 1998, the Company operations consisted only of the activity of its wholly owned subsidiary Alpha Computer Solutions, therefore, segment disclosure has not been presented.

(0)	Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards
No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicated that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undisclosed future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

NOTE  2	SHORT-TERM INVESTMENTS

The Company's short-term investments were comprised of marketable equity securities, classified as available for sale securities, which were carried at their fair value based upon the quoted market prices of those investments at December 31, 1998. Accordingly, net unrealized losses on available for sale securities are included in other comprehensive income
(loss). At December 31, 1998, the investments had a cost basis of $235,000 and a fair market value of $130,000.

NOTE  3	ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consisted of the following:

                                              1999         1998

Accounts receivable                       $ 142,191    $ 118,148
Less allowance for doubtful accounts        (58,203)     (40,710)
                                            -------      -------
                                          $  83,988    $  77,438
                                            =======      =======

For the years ended December 31, 1999 and 1998, the Company recorded a provision for doubtful accounts of $17,493 and $40,710, respectively in its statement of operations.

NOTE  4	PROPERTY AND EQUIPMENT

Property and equipment at December 31 consisted of the following:

                                              1999        1998

Furniture                                   100,865          -
Office equipment                          $  30,724     $ 10,838
Leasehold improvement                        12,710       12,710
Software                                      5,608        2,482
Less accumulated depreciation               (27,369)      (1,438)
                                            -------       ------
                                          $ 122,538     $ 24,592
                                            =======      =======

Depreciation expense for the year ended December 31, 1999 and 1998 was $25,931 and $1,438, respectively.


NOTE  5	INTANGIBLE ASSETS

In 1998, the Company entered into an employment agreement with an individual. As part of the agreement, the Company agreed to refund tuition payments to his former students at his prior company. This amount, which aggregated $41,785, has been recorded as an intangible employment cost and is being amortized over the 3-year life of the employment contract. (See Note 9(B))

In 1999, the Company purchased intangible assets consisting of a student database and other miscellaneous intangibles for $157,530. This amount is being amortized over a 2-year period.

Intangible assets at December 31 consisted of the following:


                                              1999         1998

Customer database                         $ 157,530     $    -
Employment cost                              41,785       41,785
Less accumulated Amortization               (84,209)      (4,643)
                                            -------       ------
                                          $ 115,106     $ 37,142
                                            =======       ======

Amortization expense for the employment cost for the years ended
December 31, 1999 and 1998 was $13,928 and $4,643 respectively.

Amortization expense for the customer database for the year ended
December 31, 1999 was $65,638.

NOTE  6	PAYROLL TAXES PAYABLE

At December 31, 1999 and 1998 the Company owed $237,365 and $59,904, respectively, in federal and state payroll taxes and interest and penalties for prior tax periods. Such amounts were recorded in payroll taxes payable at December 31. In January, 2000, the Company made payments of $34,445 against the 1999 payroll tax liability.

NOTE  7	ACCRUED PAYROLL AND PAYROLL TAXES

The accrued payroll and payroll taxes represent past due wages owed to employees and the related payroll taxes accrued on these wages.

NOTE  8	NOTES AND LOANS PAYABLE

The following schedule reflects notes and loans payable at December 31:

                                              1999         1998
Note payable to individual, 12% interest,
due on demand, unsecured.                   135,000       135,000

Note payable to an officer. 12% interest,
due on demand, unsecured.                 $  25,000     $  25,000

Loan payable to individual non-interest
bearing, due on demand, unsecured.              -          40,000

Notes payable to individual, non-interest
bearing, due 30 days after settlement
agreement, unsecured.                           -          25,635

Loan payable to individual, non-interest
bearing, due on demand, unsecured             2,500         7,500

Loans payable to a corporation, non-
interest bearing, due on demand,
unsecured.                                      -          89,313

TOTAL - ALL CURRENT                       $ 162,500     $ 322,448



NOTE  9	COMMITMENTS

(A)	Operating Leases

The Company leases corporate office space under operating leases.
These leases have remaining terms varying from the years 2003 through 2004.

Future minimum lease payments under operating leases are approximately as follows at December 31, 1999


2000	            $ 110,600
2001                  114,600
2002                  118,700
2003                   80,900
                      -------
                    $ 424,800
                      =======

Rent expense under operating leases for the years ended December
31, 1999 and 1998 was $106,540 and $35,064, respectfully.

(B)	Employment Agreements

During September 1998, (the "Effective Date"), the Company entered into three employment agreements (the "Agreements") with executives of the Company (the "Employees"). The Employees were engaged as the
President, the Chief Financial Officer ("CFO") and the Chairman of the board of the Company. The Agreements were established for terms of three years, from the effective date. The agreements contain a confidentiality clause and a non - compete clause. As consideration for the employees' performances, the Company agreed to pay an annual base salary of $72,000 to the President, $50,000 to the CFO, and of $100,000 to the Chairman of the Board.

In addition, the Company granted 100,000 shares of common stock to the President, 75,000 shares of common stock to the CFO, and 250,000 shares of common stock to the Chairman of the Board, subject to a buy back arrangement. The Company also granted incentive stock options, with an exercise price of $5, to the President, CFO, and Chairman of the Board of 110,000, 60,000, and 0 shares, respectively.

NOTE  10	STOCKHOLDERS' DEFICIENCY

(A) Preferred Stock

	The Company authorized 20,000,000 shares of preferred stock at $.0001 par value to be issued in one or more series with such rights, preferences, and restrictions as determined by the Board of Directors at the time of authorization of issuance. At December 31, 1999 and 1998, no shares had been issued.

(B) Common Stock Issuances

In June 1998, the Company issued 2,005,000 shares of common stock to its founders for cash of $2,005.

During 1998, the Company issued 775,000 shares of common stock to individuals for cash of $80,000.

During 1998, the Company issued 100,000 shares of common stock in exchange for marketable securities with a fair market value of $235,000.

During 1999, the Company issued 1,183,000 shares of common stock to its founders for cash of $1,183.

During 1999, the Company issued 1,605,000 shares of common stock, for a total of $925,145, on reliance of Regulation D, Rule 504 and 506 exemption from registration under the Securities Act of 1933, as amended. The total amount represented cash of $745,832, extinguishment of debt of $134,313 and a subscription receivable of $45,000.

During 1999, an individual subscribed to 65,000 shares of common stock, for $16,250.

On June 21, 1999 and December 31, 1999, the Company recapitalized through mergers (Note 1(A)).

(C) Stock Options Granted Under Employment Agreements

In Accordance with SFAS 123, for options granted to employees, the Company applies APB Opinion No. 25 and related interpretations in accounting for the options issued. No compensation cost has been recognized for options issued under the employment agreements. For financial statement disclosure purposes and for purposes of valuing stock options issued, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123. There was no resulting Black-Scholes value for the stock options, as the exercise price of the options as stipulated in the option agreements exceeded the fair market value of the stock on the grant date. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's Net Loss and loss per share amounts would not have changed in 1999 and 1998.

NOTE  11	INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 1999 and 1998 is summarized as follows:

                                              1999        1998

Current:
 Federal                                 $      -     $     -
 State                                          -           -
 Deferred-Federal and State                     -           -
 Change in Valuation Allowance                  -           -
                                             ------      ------
Income tax expense (benefit)             $      -     $     -
                                             ======      ======

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 1999 and 1998, as follows:

                                              1999        1998

U.S. Federal income tax provision
 (benefit)                               $ (452,000)  $ (250,000)
Effect of net operating loss
 Carryforward                               452,000      250,000
                                            -------      -------
                                         $      -     $      -
                                            =======      =======

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

                                              1999        1998

Deferred tax assets:
 Net operating loss carryforward         $  702,000   $  250,000
                                            -------      -------
  Total gross deferred tax assets           702,000      250,000
Less valuation allowance                   (702,000)    (250,000)
                                            -------      -------
Net deferred tax assets                  $      -     $      -
                                            =======      =======

At December 31, 1999, the Company had net operating loss carryforwards, of approximately $2,064,000, for U.S. federal income tax purposes available to offset future taxable income expiring on various dates beginning in 2016 through 2018.

The valuation allowance at January 1, 1999 was approximately $250,000. The net change in the valuation allowance during the year ended
December 31, 1999 was an increase of approximately $452,000.

NOTE  12	GOING CONCERN

As reflected in the accompanying financial statements, the Company has had continuing losses since inception and, at December 31, 1999, has a working capital deficiency of $1,118,127 and a stockholders' deficiency of $866,019. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company anticipates an increase in revenues during 2000 and intends to continue raising additional capital during 2000. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern (See Note 13).

NOTE  13	SUBSEQUENT EVENT

During January 2000, the Company sold, in Regulation D, Rule 506, private placement, 55,000 restricted shares of common stock for an aggregate of $152,000, or an average $2.77 per share.


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN CAREER CENTERS, INC.,

                             By:
                             William G. Anthony, President and Chief
                             Executive Officer

                             By:
                             Thomas D. Keene, Treasurer
                            (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints William G. Anthony and Thomas D. Keene, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature         Title                                 Date


                           President, Chief Executive            April 10, 2000
/S/ William G. Anthony         Officer and Director
                          (Principal Executive Officer)


                           Chairman of the Board of Directors    April 10, 2000
/S/ Ronald C. Mears

                           Treasurer, Secretary and Director     April 10, 2000
/S/ Thomas D. Keene        (Principal Financial and
                           Accounting Officer)


INDEX TO EXHIBITS

Exhibits   Page

 3.1       Articles of Incorporation
 3.2       Certificate of Amendment to American Career Centers, Inc.
            Certificate of Incorporation
 3.3       Bylaws
10.1       1998 Stock Option Plan
10.2       Form of Incentive Stock Option Agreement
21         Subsidiaries of Registrant
27         Financial Data Schedule