Form 10-Q
period 2000-03-31
AMERICAN CAREER CENTERS INC
filed 2000-05-18
CIK 1041580

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                        FORM 10-QSB

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________ to _____________

                Commission file number 000-22785

                 AMERICAN CAREER CENTERS, INC.
    (Exact name of small business issuer as specified in its charter)


        Nevada                              87-0636498
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)


        2490 South 300 West, South Salt Lake City, Utah, 84115
              (Address of principal executive offices)

                         (801) 485-6200
            (Issuer's telephone number, including area code)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

       Yes  X    No ___

         The number of shares outstanding of the issuer's common stock as of March 31, 2000, was 6,092,070.



                    AMERICAN CAREER CENTERS, INC.
                           FORM 10-QSB
                        TABLE OF CONTENTS

                                                                    Page


                    PART I. Financial Information

Item 1.  Financial Statements

    Consolidated Balance sheets -
        As of March 31, 2000 and December 31, 1999 -                  1

    Consolidated Statements of operations (unaudited) -
        Three months ended March 31, 2000 and 1999                    2

    Consolidated Statements of cash flows (unaudited) -
        Three months ended March 31, 2000 and                         3

    Notes to financial statements                                     4

Item 2.  Management's Discussion and Analysis of Plan of Operation    5


PART II. Other Information

Item 1.  Legal Proceedings                                            9

Item 2.  Changes in Securities                                        9

Item 3.  Defaults Upon Senior Securities                              9

Item 4.  Submission of Matters to Vote of Security Holders            9

Item 5.  Other Information                                            9

Item 6.  Exhibits and Reports on Form 8-K                            10



            AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                March
                                               31, 2000     December
                    ASSETS                    (unaudited)   31, 1999

CURRENT ASSETS
 Cash                                         $ 260,345    $  42,879
 Accounts receivable, net                       136,505       83,988
 Inventories                                      6,096        3,447
 Prepaid expenses and other assets                8,143          357
                                                -------      -------
   Total Current Assets                         411,089      130,671
                                                -------      -------
PROPERTY AND EQUIPMENT - NET                    141,021      122,538
                                                -------      -------
OTHER ASSETS
 Intangibles, net                                91,933      115,106
 Deposits                                        12,289       14,464
  Total Other Assets                            104,222      129,570
                                                -------      -------
TOTAL ASSETS                                  $ 656,332    $ 382,779
                                                =======      =======
   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

            CURRENT LIABILITIES
 Accounts payable and other accrued expenses  $ 278,701    $ 256,892
 Payroll taxes payable                          215,901      238,076
 Accrued payroll and payroll taxes              192,240      317,594
 Deferred revenue                               279,227      273,736
 Notes payable                                  171,250      162,500
                                              ---------    ---------
  Total Current Liabilities                   1,137,319    1,248,798
                                              =========    =========
STOCKHOLDERS' DEFICIENCY




 Preferred stock, $.0001 par value,
 20,000,000  shares authorized,
  None issued                                         -            -
 Common stock, $.0001 par value, 100,000,000
  shares authorized, 6,092,070 and 5,902,500
  shares issued and outstanding,
  respectively                                      609          590
 Additional paid in capital                   1,853,725    1,258,962
 Accumulated deficit                         (2,319,071)  (2,064,321)
 Accumulated other comprehensive loss                 -            -
                                              ---------    ---------
                                               (464,737)     804,769
 Less subscriptions receivable                  (16,250)     (61,250)
                                              ---------    ---------
 Total Stockholders' Deficiency                (480,987)    (866,019)
                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY                                    $ 656,332   $  382,779
                                              =========    =========

     See accompanying notes to consolidated financial statements


            AMERICAN CAREER CENTERS, INC. AND SUBSIDARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)

                      Quarter           Quarter
                      ended           ended
                      March 31          March 31,
                      2000          1999

REVENUES                                      $ 427,367      $ 266,867

COST OF SALES                                   162,223        128,656
                                                -------        -------
GROSS PROFIT                                    265,144        138,211
                                                -------        -------
OPERATING EXPENSES
 Selling and marketing                          223,303        117,751
 General and administrative                     286,527        197,576
                                                -------        -------
  Total Operating Expense                       509,830        315,327
                                                -------        -------

LOSS FROM OPERATIONS                           (244,686)      (177,116)
                                                -------        -------
OTHER INCOME (EXPENSE)
 Gain on exchange of securities                       -              -
 Interest income                                    204              -
 Interest expense                                (8,393)        (6,151)
 Tax penalties                                   (1,875)        (1,347)
 Other expenses                                       -         (7,700)
                                                -------        -------
  Total Other Income (Expense)                  (10,064)       (15,198)
                                                -------        -------
NET LOSS                                     $ (254,750)      (192,314)

OTHER COMPREHENSIVE INCOME (LOSS)
 Unrealized gain (loss) on short term
 investments                                          -         10,000
                                                -------        -------
COMPREHENSIVE LOSS                           $ (254,750)    $ (182,314)
                                                =======        =======
Net loss per common share and equivalents
- basic and diluted                          $    (0.04)    $    (0.06)
                                                =======        =======
Weighted average shares outstanding during
the period - basic and diluted                5,928,751      2,877,422
                                              =========      =========

      See accompanying notes to consolidated financial statements



              AMERICAN CAREER CENTERS, INC. AND SUBSIDARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                  Quarter ended     Quarter ended
                  March 31,        March 31,
                  2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                 $  (254,750)       $ (182,314)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and Amortization                 32,573            15,674
 Gain on exchange of securities                     -           (10,000)
 Provision for doubtful accounts                    -                 -
 (Increase) in accounts receivable            (52,518)          (19,278)
 (Increase) in inventories                     (2,649)           (3,143)
 (Increase) in prepaid expenses and
 other assets                                  (7,786)            1,318
 Increase in accounts payable and
 accrued expenses                              21,810            36,488
 Increase in payroll taxes payable            (22,176)           34,003
 Increase in accrued payroll and payroll
 taxes                                       (125,353)          137,163
 Increase in deferred revenue                   5,491            (2,508)
                                              -------           -------
   Net Cash Used In Operating Activities     (405,358)            7,403
                                              -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment          (27,883)           (3,465)
 Deposits                                       2,175            (2,175)
                                              -------           -------
   Net Cash Used in Investing Activities      (25,708)           (5,640)
                                              -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on notes payable                     (16,250)          (11,500)
 Loan proceeds                                 25,000                 -
 Proceeds from collection of subscription
 receivable                                    45,000                 -
 Proceeds from issuance of common stock       594,782               (12)
                                              -------           -------
   Net Cash Provided By Used In Financing
   Activities                                 648,532           (11,512)
                                              -------           -------
NET INCREASE IN CASH                          217,466            (9,749)

CASH, BEGINNING OF QUARTER                     42,879            11,246
                                              -------           -------
CASH, END OF QUARTER                        $ 260,345          $  1,497
                                              =======           =======

      See accompanying notes to consolidated financial statements


               AMERICAN CAREER CENTERS, INC. AND SUBSIDARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF MARCH 31, 20

NOTE  1    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for the interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes included in the company's Form 10-KSB for the year ended December 31, 1999.


NOTE 2    STOCKHOLDERS' DEFICIENCY

(A) Preferred Stock

The Company authorized 20,000,000 shares of preferred stock at $.0001 par value to be issued in one or more series with such rights, preferences, and restrictions as determined by the Board of Directors at the time of authorization of issuance. At March 31, 2000 and December 31, 1999, no shares had been issued.

(B) Common Stock Issuances

During January 2000, the Company issued 55,000 restricted shares of common stock for a total of $152,500 or an average of $2.77 per share.

During March 2000, the Company issued 134,570 restricted shares of common stock for a total of $442,282 or an average of $3.29 per share.

During 1999, an individual subscribed to 65,000 shares of common stock, for $16,250. This was still outstanding as of March 31, 2000.


NOTE  3    SUBSEQUENT EVENTS

During April 2000, the Company issued 90,000 restricted shares of common stock for a total of $270,000 or $3.00 per share.

Also during April, the Company collected the $16,250 Subscription
Receivable outstanding at March 31, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

    Certain of the matters and subject areas discussed in this Quarterly Report on Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties based on the Company's current expectations, assumptions, estimates and projections about its business and the Company's industry. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including the availability of sufficient financing to implement the Company's business plan, ability to generate revenues through its training schools, increased levels of competition, new products and technological changes, and regulatory factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The forward-looking statements made in this Quarterly Report on Form 10-QSB relate only to events as of the date on which the statements are made. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

American Career Centers. Inc. (hereinafter referred to as "ACCI" or the "Company") was formed in June 1999 as a holding company for the acquisition of Information Technology career training centers and related businesses. ACCI completed its first acquisition in June 1999 through the purchase of 100% of the capital stock of Alpha Computer Solutions, Inc., a Utah corporation. Alpha began operations in June 1998 and trained over 14,000 students in its first two years of operation. The Alpha Computer Solutions training facility in Salt Lake City, Utah is the largest in the state, and ACCI plans to expand its Alpha Computer Solutions Career Centers to more than 12 cities by the end of 2001.

Effective December 3, 1999 ACCI acquired 100% of the outstanding shares of Tunlaw International Corporation ("Tunlaw"), a public company for reporting purposes under the Securities Exchange Act of 1934. With the completion of the acquisition, ACCI became the successor issuer to Tunlaw and retains that public company's reporting status.

Trends in the Computer Training Industry

Several converging trends have contributed to the accelerated growth of the Computer Training industry. A strong economy, corresponding increases in high-tech positions, and higher salaries have substantially impacted market demographics. As global competition has fostered ever-increasing computerization, shifts in technology have advanced the mainframe paradigm to PCs, then to LANs, WANs, the Internet and finally B2B models. The result has been an explosion of computers, software, applications, networks and Internet sites. But while demand for trained IT personnel has exploded, the number of experienced professionals has grown slowly. In fact, demand has exceeded supply for several years and the gap is now growing at an accelerated rate.

ACCI's Strategic Perspective

The Computer Training marketplace is generally segmented into corporations and other organizations with specific employee training needs and individuals seeking advancement or a new career. Corporations and organizations are marketed on the basis of increased productivity, while individuals are marketed on the basis of a more challenging career and increased earning power. Unlike its competitors, ACCI targets both market segments because contact with businesses provides the ultimate forecast of demand in the marketplace for specific types of training and the associated high-paying careers


Alpha Computer Solutions, Inc.

Alpha Computer Solutions, Inc. was founded in May 1998.  It offers over
300 different instructor-led computer training courses from a 16,000 square foot classroom facility in its Salt Lake City, UT location. Day, evening and weekend classes are provided and Alpha trained over 14,000 students in its first two
years of operation.   Alpha's training orientation is marked by
instructor-led classes that combine real-world knowledge, testing preparation, computer-based curriculum, and the latest in hardware and software and Internet access for each student. Over 2000 major corporations and organizations train their employees at Alpha including American Express, American Stores, AT&T, Barnes & Noble, Delta Airlines, IBM, IRS, Kennecott, Novell, US West and the State of Utah.

Alpha Computer Solutions Products

Alpha's products are all applicable to both individual and corporate market segments and fall into three broad categories: applications, certification tracks and proprietary curriculum such as the Internet Webmaster Pyramid. This product offers in-depth training in all aspects of web site design and is unique in the computer training industry.

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

The Alpha Internet Webmaster Pyramid

In this environment, the ideal computer training curriculum for the Internet has the following characteristics:

1    In-depth training and hands-on experience in all aspects of web site design
2 Classes that bridge all levels of difficulty from overview to advanced technical specialties
3    Complete career preparation in a matter of months, not years
4    Affordable and priced incrementally.

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


Marketing Channels

Alpha utilizes a variety of marketing channels including print and media ads, outbound telemarketing, seminars, trade shows and its Internet Web Site.

Geographic Expansion

As part of its overall growth plan, ACCI plans to acquire Information Technology training facilities in various locations throughout the United States. The primary criteria for acquisition will include proven profitability, local reputation, local market potential, similarity of current programs to the Alpha model and stringent ROI analysis. Alpha has ranked expansion cities based on 10 factors including population, per capita IT spending, per capita IT training spending, population and Internet infrastructure and plans to open in 12 cities by the end of 2001.

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

Results of Operations

For the quarter ended March 31, 2000, the Company had revenues of $427,367 and a net loss from operations of $254,750.

Quarter Ended March 31, 2000 Versus Quarter Ended March 31, 1999

During 1999, the Company focused heavily on recruiting, curriculum development and the design of effective marketing programs. As the Company entered the year 2000, revenues began to ramp up significantly as new marketing programs drove increased sales of new product. In addition, ACCI continued to increase both its fund raising activities and its acquisition search activities.

For the quarter ended March 31, 2000, the Company increased consolidated revenues 60% to $427,367 with a net loss from operations of $254,750. As a percent of sales, Gross Profit, at $265,144, improved to 62% compared to 52% a year earlier while general and administrative expenses, at $286,527, decreased to 67% compared to 74% a year earlier. Selling and marketing expenses, at $223,303, increased to 52% compared to 44% a year earlier as sales and marketing personnel were recruited, marketing programs were implemented and new marketing channels were instituted. The Company's cash balance at March 31, 2000 increased to $260,345 from $42,879 at December 31, 1999 due to additional investment and increased sales.

Plan of Operations

There are three key elements to the ACCI growth plan:

    1. Raising additional capital through private placements of common stock. The Company will require additional funds to operate, expand geographically and to establish credit facilities for anticipated acquisitions.

    2. Expanding the Alpha Education and Training model to a total of 12 cities in the Western U.S. in the next 20 months.

    3. Acquiring Information Technology facilities in complementary locations throughout the U.S.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been private placements of common stock and borrowings from related and non-related parties. See Notes 2 and 3 to the Financial Statements (Stockholders' Deficiency and Subsequent Events, respectively) for further descriptions of these activities. We will require additional capital financing to continue the development of our business plan consistent with anticipated growth in operations, infrastructure and personnel. We anticipate that the cash on hand coupled with the cash to be raised from additional private placements and public offerings, assuming they will be successful, should be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.


PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

There have been no matters during this reporting period that require disclosure under this item.

ITEM 2.       CHANGES IN SECURITIES

During the quarter ended March 31, 2000, the Company issued 189,570 shares of unregistered common stock at prices ranging from $2.50 to $4.00 per share for a total purchase price of $594,782.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

There have been no matters during this reporting period that require disclosure under this item.

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during this reporting period.

ITEM 5.       OTHER INFORMATION

There have been no matters during this reporting period that require disclosure under this item.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are included herein:

Exhibit 27 - Financial Data Schedule.

(b)    Reports on Form 8-K relating to the quarter ended March 31, 2000.

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            American Career Centers, Inc.

                                        /s/ Thomas D. Keene
                                            -------------------
                                            Thomas D. Keene
                                            Principal Financial
                                            and Accounting Officer


                                            Dated: May 15, 2000.