Form 10-Q
period 2000-06-30
AMERICAN CAREER CENTERS INC
filed 2000-08-21
CIK 1041580

================================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number    000-22785


                        American Career Centers, Inc.
================================================================================
                    (Name of registrant in its charter)


                Nevada                              87-0636498
                ------                              ----------
       (State of incorporation)       (I. R. S. Employer Identification No.)


                        2490 South 300 West
                 South Salt Lake City, Utah  84115
                          (801) 485-6200

  (Address and telephone number of principal executive offices and principal place of business)

                        ________________

      Securities registered pursuant to Section 12(b) of the Act:

                              None
                        ________________



Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share of Common Stock


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) and has been subject to such filing requirements for the past 90 days.
Yes  X	No

As of June 30, 2000, there were 6,182,070 shares of the issuer's Common Stock issued and outstanding.


PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of American Career Centers, Inc. (the "Company"), as of June 30, 2000, and the results of its operations and its cash flows for the three months then ended.


American Career Centers, Inc. and Subsidiaries

Consolidated Financial Statements

June 30, 2000




                       AMERICAN CAREER CENTERS, INC.
                             AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF JUNE 30, 2000



                       AMERICAN CAREER CENTERS, INC.
                             AND SUBSIDIARIES

CONTENTS

PAGE        1     CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2000
                  (UNAUDITED) AND DECEMBER 31, 1999

PAGE        2     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX
                  AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

PAGE        3     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                  ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

PAGE        4     NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1
AMERICAN CAREER CENTERS, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
2
See accompanying notes to consolidated financial statements.
AMERICAN CAREER CENTERS, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
3
See accompanying notes to consolidated financial statements.
AMERICAN CAREER CENTERS, INC. AND SUBSIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4


             AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                              June 30, 2000
ASSETS                         (Unaudited)          December 31, 1999

CURRENT ASSETS
 Cash                        $    138,255          $        42,879
 Accounts receivable, net         133,194                   83,988
 Notes receivable                  15,000                        -
 Inventories                       11,419                    3,447
 Prepaid expenses and
 other assets                       5,712                      357
                               -----------              -----------
  Total Current Assets            303,580                  130,671
                               -----------              -----------


PROPERTY AND EQUIPMENT - NET      179,929                  122,538
                               -----------              -----------

OTHER ASSETS
 Intangibles, net                  68,760                  115,106
 Deposits                          12,889                   14,464
                               -----------              -----------
  Total Other Assets               81,649                  129,570
                               -----------              -----------

TOTAL ASSETS                  $   565,158          $       382,779
                               ===========              ===========

LIABILITIES AND STOCKHOLDERS'
       DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and
 other accrued expenses       $   232,182          $       256,892
 Payroll taxes payable            199,823                  238,076
 Accrued payroll and
 payroll taxes                    172,181                  317,594
 Deferred revenue                 503,069                  273,736
 Notes payable                    140,250                  162,500
                               -----------              -----------
  Total Current Liabilities     1,247,505                1,248,798
                               -----------              -----------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.0001
  par value, 20,000,000
  shares authorized, none
  issued                                -                        -
 Common stock, $.0001 par
  value, 100,000,000 shares
  authorized, 6,182,070 and
  5,902,500 shares issued
  and outstanding,
  respectively                       618                       590
Additional paid in capital     2,123,715                 1,258,962
Accumulated deficit           (2,806,680)               (2,064,321)
                              -----------               -----------
                                (682,347)                 (804,769)
Less subscriptions
 receivable                             -                  (61,250)
                              -----------               -----------
Total Stockholders'
 Deficiency                     (682,347)                 (866,019)
                              -----------               -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY     $   565,158             $     382,779
                              ===========               ===========


          See accompanying notes to consolidated financial statements.


                         AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                              For the three    For the three    For the six      For the six
                              months ended     months ended     months ended     months ended
                              June 30, 2000    June 30, 1999    June 30, 2000    June 31, 1999

REVENUES                      $     421,418    $     228,937    $     848,785    $     495,804

COST OF SALES                       212,588          105,223          374,811          233,879

GROSS PROFIT                        208,830          123,714          473,974          261,925

OPERATING EXPENSES
 Selling and marketing              300,693           86,944          523,996          204,695
 General and administrative         347,076          211,445          633,604          409,021
  Total Operating Expenses          647,769          298,389        1,157,600          613,716

LOSS FROM OPERATIONS               (438,939)        (174,675)        (683,626)        (351,791)

OTHER INCOME (EXPENSE)
 Gain on exchange of
 securities                               -           10,000                -           10,000
 Interest expense                    (7,434)          (5,626)         (15,827)         (11,777)
 Interest income                          -                -              204                -
 Tax penalties                      (40,855)         (15,513)         (42,730)         (16,860)
 Other expense                          (80)               -              (80)          (7,700)
  Total Other Income (Expense)      (48,369)         (11,139)         (58,433)         (26,337)

LOSS BEFORE INCOME TAXES           (487,308)        (185,814)        (742,059)        (378,128)

FEDERAL AND STATE INCOME TAX            300                -              300                -

NET LOSS                       $   (487,608)   $    (185,814)    $   (742,359)   $    (378,128)

Net loss per share -
 basic and diluted             $      (0.08)           (0.07)    $      (0.12)           (0.13)

Weighted average number of
 shares outstanding -
 basic and diluted                6,169,070        2,868,000        6,067,386        2,868,000


          See accompanying notes to consolidated financial statements.



                         AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASHFLOWS
                                           (UNAUDITED)

                                         For the six          For the six
                                         month period         month period
                                         June 30, 2000        June 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                              $      (742,359)    $     (378,128)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
 Depreciation and Amortization                  67,334             43,882
 Gain on exchange of securities                      -            (10,000)
 (Increase) in accounts receivable             (49,206)           (13,588)
 (Increase) in inventories                      (7,972)            (2,176)
 (Increase) Decrease in prepaid
  expenses and other assets                     (5,355)             1,516
 Increase (Decrease) in accounts
  payable and accrued expenses                 (24,710)            71,800
 Increase (Decrease) in payroll
  taxes payable                                (38,253)            78,979
 Increase (Decrease) in accrued
  payroll and payroll taxes                    (55,163)           221,364
 Increase in deferred revenue                  229,333            (87,139)
                                            -----------        -----------

  Net Cash Used In Operating Activities       (626,351)           (73,490)
                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment           (78,379)            (4,215)
 Notes receivable                              (15,000)                 -
 Deposits                                        1,575             (2,175)
                                            -----------        -----------

Net Cash Used in Investing Activities          (91,804)            (6,390)
                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on notes payable                      (47,250)                 -
 Loan proceeds                                  25,000             75,000
 Proceeds from issuance of common stock        835,781                  -
Purchase of treasury stock                           -                (11)
                                            -----------        -----------

Net Cash Provided By Financing Activities      813,531             74,989
                                            -----------        -----------

NET INCREASE (DECREASE) IN CASH                 95,376             (4,891)

CASH, BEGINNING OF PERIOD                       42,879             11,246
                                            -----------        -----------

CASH, END OF PERIOD                       $    138,255        $     6,355
                                            ===========        ===========


       See accompanying notes to consolidated financial statements.


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

NOTE 2     INVENTORIES

Inventories, consisting of training materials are stated at the lower of cost or market determined on the first-in, first-out method.

NOTE 3     STOCKHOLDERS' EQUITY

During April 2000, the Company issued 90,000 restricted shares of common stock for a total of $270,000 or $3.00 per share.

During April 2000, the Company collected the $16,250 Subscription Receivable outstanding at March 31, 2000.


ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION  AND RESULTS OF OPERATION


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact occur. Forward-looking statements may be identified by use of forward-looking terminology such as "believe,' "intends," "may," "will," "expects," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

Thirteen Weeks Ended June 30, 2000 and June 30, 1999.

Overview.

American Career Centers Inc. (the "Company" or "ACCI") was formed in June 1999 as a holding company for the acquisition of information technology career training centers and related businesses. We completed our first acquisition in June 1999 through the purchase of one hundred percent (100%) of the capital stock of Alpha Computer Solutions, Inc., a Utah corporation ("Alpha"). Alpha began operations in June 1998 and trained over fourteen thousand (14,000) students in its first two years of operation. Alpha's training facility in Salt Lake City, Utah, known as the Alpha Computer Solutions Career Center, is the largest in the state. Our management plans to expand the number of Alpha Computer Solutions Career Centers, potentially opening in twelve or more new cities by the end of 2001.

Effective December 3, 1999, we acquired 100% of the outstanding shares of Tunlaw International Corporation ("Tunlaw"), a public company for reporting purposes under the Securities Exchange Act of 1934. With the completion of this acquisition, we became the successor issuer to Tunlaw and we retain that public company's reporting status.

Trends in the Computer Training Industry

Several converging trends have contributed to the accelerated growth of the Computer Training industry. A strong economy, corresponding increases in high-tech positions, and higher salaries have substantially impacted market demographics. As global competition has fostered ever-increasing computerization, shifts in technology have advanced the mainframe paradigm to PCs, then to LANs, WANs, the Internet, "B2B" and other models. The result has been an explosion of computers, software, applications, networks and Internet sites. But while demand for trained IT personnel has exploded, the number of experienced professionals has grown slowly.
In fact, demand has exceeded supply for several years and the gap continues to grow at an accelerated rate.


ACCI's Strategic Perspective

The Computer Training marketplace is generally segmented into corporations and other organizations with specific employee training needs and individuals seeking advancement or a new career. Corporations and organizations are marketed on the basis of increased productivity, while individuals are marketed on the basis of a more challenging career and increased earning power. Unlike our competitors, we target both market segments because contact with businesses provides the ultimate forecast of demand in the marketplace for specific types of training and the associated high-paying careers


Alpha Computer Solutions, Inc.

Alpha Computer Solutions, Inc. was founded in May 1998.  It offers over
250 different instructor-led computer training courses from a 16,000 square foot classroom facility in its Salt Lake City, UT location. Day, evening and weekend classes are provided and Alpha trained over 14,000 students
in its first two years of operation.   Alpha's training orientation is
marked by instructor-led classes that combine real-world knowledge, testing preparation, computer-based curriculum, and the latest in hardware and software and Internet access for each student. Over 2,000 major corporations and organizations train their employees at Alpha, including (among others) American Express, American Stores, AT&T, Barnes & Noble, Delta Airlines, IBM, IRS, Kennecott, Novell, US West and the State of Utah.


Alpha Computer Solutions Products

Alpha's products are all applicable to both individual and corporate market segments and fall into three broad categories: applications, certification tracks and proprietary curriculum such as the Internet Webmaster PyramidTM. This product offers in-depth training in all aspects of web site design and is unique in the computer training industry.

Strategic Implications of the Internet

The Internet and E-commerce revolution are at the center of Alpha's plans for expansion and growth. There is no question that the Internet represents a paradigm shift in the Information Technology industry. Use of the Net is the fastest growing technological advance in history. It has provided new models for communications, sales, marketing and distribution and promises unparalleled growth and profitability for companies that win the race for the "next big breakthrough". Not only have existing organizations embraced the Internet, but new companies in new industries have been created from scratch and blossomed in record time, as whole technologies and industry sub-segments can be developed today at a highly-accelerated pace, in what has come to be known as "Internet time". The implications for the computer training industry are fairly clear. There is a competitive mania to create Internet Web sites, and even to create whole new delivery systems, such as wireless technologies, which are anticipated to expand the global base of Internet users significantly. There is a huge market for trained personnel who can participate in the creation of Web sites and the demand (and associated pay) is accelerating.


The Alpha Internet Webmaster PyramidTM

In this environment, the ideal computer training curriculum for the Internet has the following characteristics:

1    in-depth training and hands-on experience in all aspects of web site design
2    classes that bridge all levels of difficulty, from overview to advanced technical specialties
3    complete career preparation in a matter of months, not years; and
4    affordable and priced incrementally.

Alpha has designed the Webmaster Pyramid curriculum to fully address each of these issues. The Pyramid encompasses all aspects of Internet web site creation and is unique in the computer training industry. The Alpha Webmaster PyramidTM curriculum is divided into three areas of specialization: design, programming and technical administration. Students progress down the Pyramid as they advance to more difficult areas of specialization.


Marketing Channels

Alpha utilizes a variety of marketing channels including print and media ads, outbound telemarketing, seminars, trade shows and its Internet Web Site.


Geographic Expansion

As part of our overall growth, our management has developed an expansion plan which calls for us to acquire Information Technology training facilities in various locations throughout the United States. Our primary criteria for acquisition will include that our target has proven profitability, a good local reputation, local market potential, and similarity of current programs to our Alpha model. In each case, we intend to conduct a stringent analysis of the target's projected ability to provide a strong return on our investment. We have ranked expansion cities based upon 10 factors including population, per capita IT spending, per capita IT training spending, regional demographics and Internet infrastructure. Management hopes to open locations in 12 cities by the end of 2001.

Our subsidiary, Alpha Computer Solutions, Inc., began its operations in June of 1998. Throughout 1998 and 1999, Alpha focused on building the foundation for geographic expansion.

This process involved several steps:

1    recruiting management talent
2    raising additional capital
3    recruiting training and sales staffs
4    developing proprietary curriculum that would be replicable in multiple locations
5    designing effective marketing programs, and
6    perfecting training delivery and management systems

It is management's intention to continue these processes as we acquire additional computer training organizations and integrate them into our current model described above.


Results of Operations

For the quarter ended June 30, 2000, the Company had revenues of $421,418, and a net loss from operations of $487,608.


Quarter Ended June 30, 2000 Versus Quarter Ended June 30, 1999

During 1999, we focused heavily on recruiting, curriculum development and the design of effective marketing programs. As we moved into the year 2000, revenues began to ramp up fairly significantly as our new marketing programs drove increased sales of the products we now offer. In addition, we continued to increase both our fund raising efforts and our acquisition target search activities.

For the three months ended June 30, 2000, the Company increased consolidated revenues 84% to $421,418, compared to $228,937 for the same period in 1999. We experienced a net loss from operations of $438,939 for the three months ended June 30, 2000, an increase of 151% compared to a net loss of $174,675 for the same period in 1999. During the second quarter, 2000, we generated a Gross Profit of $208,830, up 69% from the same period in 1999, and representing 50% of sales, as compared to the second quarter of 1999, for which Gross Profit equaled $123,714, representing 54% of sales. General and administrative expenses, at $347,076 for the three months ended June 30, 2000, increased 64% from the same period in 1999, in which such expenses were $211,445. Selling and marketing expenses, at $300,693 for the second quarter of 2000 increased 246% from a year earlier, when such expenses totaled $86,944.

Management attributes the increase in revenues and Gross Profits during the three months ended June 30, 2000 to an increase in the sale of computer classes, primarily in connection with internet related curriculum. At the same time, we experienced an increase during the same period in marketing and selling expenses, general and administrative expenses and net losses from operations, due to additional recruiting, marketing and product delivery.


Plan of Operations

There are three key components to our plan of growth for the Company, namely:

1. Raising additional capital through the private placement of common stock. The Company will require additional funds to operate, to expand geographically and to establish credit facilities for anticipated acquisitions.

2. Expanding the Alpha Education and Training model to a total of 12 cities in the Western U.S. in the next 20 months.

3. Acquiring Information Technology facilities in complementary locations throughout theUnited States.


Liquidity and Capital Resources

Our primary source of liquidity and capital resources has been from private placements of common stock and borrowings from related and non-related parties. See Note 3 to the Financial Statements (Stockholders' Equity) for further descriptions of these activities. The Company's cash balance at June 30, 2000 increased to $138,255, up 322% from $42,879 at December 31, 1999. We will require additional capital financing to continue the development of our business plan consistent with anticipated growth in operations, infrastructure and personnel. We anticipate that the cash on hand coupled with the cash to be raised from additional private placements and public offerings, assuming they will be successful, should be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no matters during this reporting period that require disclosure under this item.

ITEM 2.   CHANGES IN SECURITIES

During April 2000, the Company issued 90,000 restricted shares of common stock for a total of $270,000 or $3.00 per share.

Also, in April 2000 we collected the amount of $16,250 to satisfy the Subscription Receivable which was outstanding at March 31, 2000.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are included herein:

Exhibit 27 - Financial Data Schedule.

(b)    Reports on Form 8-K relating to the quarter ended June 30, 2000.

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



AMERICAN CAREER CENTERS, INC.

/s/ Thomas D. Keene
-------------------
Thomas D. Keene
Principal Financial
and Accounting Officer


Dated: August 18, 2000