Form 10QSB
period 2000-09-30
AMERICAN CAREER CENTERS INC
filed 2000-11-17
CIK 1041580

==============================================================================
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number    000-22785

==============================================================================
                      American Career Centers, Inc.
                   (Name of registrant in its charter)


            Nevada                               87-0636498
   (State of incorporation)        (I. R. S. Employer Identification No.)



                          2490 South 300 West
                   South Salt Lake City, Utah  84115
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

As of September 30, 2000, there were 6,061,070 shares of the issuer's Common Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of American Career Centers, Inc. (the "Company"), as of September 30, 2000, and the results of its operations and its cash flows for the three months then ended.


             AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
       CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000

                     AMERICAN CAREER CENTERS, INC.
                           AND SUBSIDIARIES

CONTENTS


PAGE   1    CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000
            (UNAUDITED) AND DECEMBER 31, 1999

PAGE   2    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
            (UNAUDITED)

PAGE   3    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
            MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

PAGE   4    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                    AMERICAN CAREER CENTERS, INC.
                          AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                                        September 30,    December 31,
                                            2000            1999
                                         (Unaudited)
CURRENT ASSETS
Cash                                        95,288          42,879
Accounts receivable, net                   106,780          83,988
Notes receivable                            15,000               -
Inventories                                  9,994           3,447
Prepaid expenses and other assets            5,979             357
                                           -------         -------
Total Current Assets                       233,041         130,671
                                           -------         -------
PROPERTY AND EQUIPMENT - NET               179,546         122,538
                                           -------         -------
OTHER ASSETS
Intangibles, net                            45,586         115,106
Deposits                                    12,889          14,464
                                           -------         -------
Total Other Assets                          58,475         129,570
                                           -------         -------
TOTAL ASSETS                               471,062         382,779
                                           =======         =======

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
Accounts payable and
  other accrued expenses                   353,561         256,892
Payroll taxes payable                      231,375         238,076
Accrued payroll and payroll taxes          167,790         317,594
Deferred revenue                           610,080         273,736
Notes payable                              179,250         162,500
                                         ---------       ---------
  Total Current Liabilities              1,542,056       1,248,798
                                         ---------       ---------
STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value,
  20,000,000 shares authorized,
  none issued
Common stock, $.0001 par value,
  100,000,000 shares authorized,                                 -
  6,061,070 and 5,902,500 shares
  issued
  and outstanding, respectively                606             590
Additional paid in capital               2,138,727       1,258,962
Accumulated deficit                     (3,210,327)     (2,064,321)
                                         ---------       ---------
                                        (1,070,994)       (804,769)
Less subscriptions receivable                    -         (61,250)
                                         ---------       ---------
  Total Stockholders' Deficiency        (1,070,994)       (866,019)
TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                 471,062         382,779
                                         =========       =========

See accompanying notes to consolidated financial statements.


                               AMERICAN CAREER CENTERS, INC.
                                     AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                For The Three        For The Three        For The Nine        For The Nine
                                Months Ended         Months Ended         Months Ended        Months Ended
                             September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999

REVENUES                           561,250              150,635             1,410,035            646,439

COST OF SALES                      260,883              105,017               635,694            338,896
                                   -------              -------             ---------            -------
GROSS PROFIT                       300,367               45,618               774,341            307,543
                                   -------              -------             ---------            -------
OPERATING EXPENSES
Selling and marketing              323,968              101,273               847,964            305,968
General and administrative         369,441              226,250             1,003,045            635,271
                                   -------              -------             ---------            -------
Total Operating Expenses           693,409              327,523             1,851,009            941,239
                                   -------              -------             ---------            -------
LOSS FROM OPERATIONS              (393,042)            (281,905)           (1,076,668)          (633,696)
                                   -------              -------             ---------            -------
OTHER INCOME (EXPENSE)
Gain on exchange of securities           -                    -                     -             10,000
Interest expense                    (1,586)              (5,783)              (17,413)           (17,560)
Interest income                         92                    -                   296                  -
Tax penalties                       (9,137)              (6,260)              (51,867)           (23,120)
Other income                            25                    -                    25                  -
Other expense                            -                    -                   (80)            (7,700)
                                   -------              -------             ---------            -------
Total Other Income (Expense)       (10,606)             (12,043)              (69,039)           (38,380)
                                   -------              -------             ---------            -------
LOSS BEFORE INCOME TAXES          (403,648)            (293,948)           (1,145,707)          (672,076)
                                   -------              -------             ---------            -------
FEDERAL AND STATE INCOME TAX             -                    -                   300                  -
                                   -------              -------             ---------            -------
NET LOSS                          (403,648)            (293,948)           (1,146,007)          (672,076)
                                   =======              =======             =========            =======
Net loss per share
  - basic and diluted                (0.07)               (0.07)                (0.19)             (0.21)
                                   =======              =======             =========            =======
Weighted average number
  of shares outstanding
  - basic and diluted            6,058,403            4,060,928             6,055,717          3,164,980
                                 =========            =========             =========          =========


See accompanying notes to consolidated financial statements.


                               AMERICAN CAREER CENTERS, INC.
                                     AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                                       (UNAUDITED)

                                                               For The Nine         For The Nine
                                                               Months Ended         Months Ended
                                                             September 30, 2000   September 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        (1,146,007)           (672,076)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and Amortization                                      103,320              52,381
Gain on exchange of securities                                           -             (10,000)
(Increase) in accounts receivable                                  (22,792)             24,216
(Increase) in inventories                                           (6,547)              3,795
(Increase) Decrease in prepaid expenses and other assets            (5,622)              3,832
Increase (Decrease) in accounts payable and accrued expenses        96,670              87,004
Increase (Decrease) in payroll taxes payable                        (6,701)            133,846
Increase (Decrease) in accrued payroll and payroll taxes           (59,554)            277,746
Increase in deferred revenue                                       336,344             (80,494)

Net Cash Used In Operating Activities                             (710,889)           (179,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                (90,808)             (6,177)
Notes receivable                                                   (15,000)                  -
Deposits                                                             1,575              (2,175)

Net Cash Used in Investing Activities                             (104,233)             (8,352)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on notes payable                                           (47,250)                  -
Loan proceeds                                                       64,000              98,519
Proceeds from issuance of common stock                             850,781              97,989

Net Cash Provided By Financing Activities                          867,531             196,508

NET INCREASE (DECREASE) IN CASH                                     52,409               8,406

CASH, BEGINNING OF PERIOD                                           42,879              11,246

CASH, END OF PERIOD                                                 95,288              19,652


See accompanying notes to consolidated financial statements.



NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepred in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for the interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

During July 2000, the Company issued 4,000 restricted shares of common stock for a total of $15,000 or $3.75 per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact occur. Forward-looking statements may be identified by use of forward-looking terminology such as "believe", "intends", "may", "will", "expects", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms.

Thirteen Weeks Ended September 30, 2000 and September 30, 1999.

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

Trends in the Computer Training Industry

Several converging trends have contributed to the accelerated growth of the Computer Training industry. A strong economy, corresponding increases in high-tech positions, and higher salaries have substan-tially impacted market demographics. As global competition has fostered ever-increasing computerization, shifts in technology have advanced the mainframe paradigm to PCs, then to LANs, WANs, the Internet, "B2B" and other models. The result has been an explosion of computers, software, applications, networks and Internet sites. But while demand for trained IT personnel has exploded, the number of experienced professionals has grown slowly. In fact, demand has exceeded supply for several years and the gap continues to grow at an accelerated rate.

ACCI's Strategic Perspective

The Computer Training marketplace is generally segmented into corporations and other organizations with specific employee training needs and individuals seeking advancement or a new career. Corporations and organizations are marketed on the basis of increased productivity, while individuals are marketed on the basis of a more challenging career and increased earning power. Unlike our competitors, we target both market segments because contact with businesses provides the ultimate forecast of demand in the marketplace for specific types of training and the associated high-paying careers.


Alpha Computer Solutions, Inc.

Alpha Computer Solutions, Inc. was founded in May 1998. It offers over 250 different instructor-led computer training courses from a 16,000 square foot classroom facility in its Salt Lake City, UT location. Day, evening and weekend classes are provided and Alpha trained over 14,000
students in its first two years of operation.   Alpha's training orien-
tation is marked by instructor-led classes that combine real-world knowledge, testing preparation, computer-based curriculum, and the latest in hardware and software and Internet access for each student. Over 2,000 major corporations and organizations train their employees at Alpha, including (among others) American Express, American Stores, AT&T, Barnes & Noble, Delta Airlines, IBM, IRS, Kennecott, Novell, US West and the State of Utah.


Alpha Computer Solutions Products

Alpha's products are all applicable to both individual and corporate market segments and fall into three broad categories: applications, certification tracks and proprietary curriculum such as the Internet Webmaster PyramidTM. This product offers in-depth training in all aspects of web site design and is unique in the computer training industry.

Strategic Implications of the Internet

The Internet and E-commerce revolution are at the center of Alpha's plans for expansion and growth. There is no question that the Internet represents a paradigm shift in the Information Technology industry.
Use of the Net is the fastest growing technological advance in history. It has provided new models for communications, sales, marketing and distribution and promises unparalleled growth and profitability for companies that win the race for the "next big breakthrough". Not only have existing organizations embraced the Internet, but new companies in new industries have been created from scratch and blossomed in record time, as whole technologies and industry sub-segments can be developed today at a highly-accelerated pace, in what has come to be known as "Internet time". The implications for the computer training industry are fairly clear. There is a competitive mania to create Internet Web sites, and even to create whole new delivery systems, uch as wireless technologies, which are anticipated to expand the global base of Internet users significantly. There is a huge market for trained personnel who can participate in the creation of Web sites and the demand (and associated pay) is accelerating.


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


Geographic Expansion

As part of our overall growth, our management has developed an expansion pan which calls for us to acquire Information Technology training facilities in various locations throughout the United States. Our primary criteria for acquisition will include that our target has proven profitability, a good local reputation, local market potential, and similarity of current programs to our Alpha model. In each case, we intend to conduct a stringent analysis of the target's projected ability to provide a strong return on our investment. We have ranked expansion cities based upon 10 factors including population, pr capita IT spending, per capita IT training spending, regional demographics and Internet
infrastructure.   Management hopes to open locations in 12 cities by the
end of 2001.

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


Results of Operations

For the quarter ended September 30, 2000, the Company had revenues of $561,250, and a net loss from operations of $403,648.


Quarter Ended September 30, 2000 Versus Quarter Ended September 30, 1999

During 1999, we focused heavily on recruiting, curriculum development and the design of effective marketing programs. As we moved into the year 2000, revenues began to ramp up significantly as the Company's marketing efforts drove increased sales of new products. In addition, we continued to increase both our fundraising efforts and our acquisition target search activities.

For the three months ended September 30, 2000, the Company increased consolidated revenues 272% to $561,250, as compared to $150,635 for the same period in 1999. We experienced a net loss from operations of $403,648 for the three months ended September 30, 2000, an increase of 37%, or $109,700, over the net loss of $293,948 for the same period in 1999. This increase in net loss is attributable to an increase during the three months ended September 30, 2000 in marketing and selling expenses, general and administrative expenses and net losses from operations, due to additional recruiting, marketing and product delivery.

During the third quarter of 2000, we generated a gross profit of $300,367, up 558% from the same period in 1999. Gross profit for the third quarter totaled 53% of sales as compared to 30% of sales in the same period in 1999. Management attributes the increase in revenues and gross profits during the three months ended September 30, 2000 to an increase in the sale of computer classes, primarily in connection with internet related curriculum.

General and administrative expenses, totaling $369,441 for the three months ended September 30, 2000, increased 63% from $226,250 in the same period in 1999. Selling and marketing expenses, totaling $323,968 for the third quarter of 2000 increased 220% from $101,273 in the same period in 1999. These increases are also primarily due to an increase during the three months ended September 30, 2000 in marketing and selling expenses, general and administrative expenses and net losses from operations, due to additional recruiting, marketing and product delivery designed to drive sales and revenues.


Plan of Operations

There are three key components to our plan of growth for the Company.
These are:

1.	Raising additional capital through the private placement of
common stock. The Company will require additional funds to operate, to expand geographically and to establish credit facilities for anticipated acquisitions.

2.	Expanding the Alpha Education and Training model to a total
of 12 cities in the Western U.S. in the next 20 months.

3.	Acquiring other information technology facilities in
complementary locations throughout the United States.

Of course, there can be no assurance that we will be able to achieve these objectives in the near future, or at all.


Liquidity and Capital Resources

Our primary source of liquidity and capital resources has been from the private placement of common stock and borrowings from related and non-related parties. See Note 3 to the Financial Statements (Stockholders' Equity) for further descriptions of these activities. The Company's cash balance at September 30, 2000 increased to $95,288, up 122% from $42,879 at December 31, 1999. We will require additional capital financing to continue the development of our business plan consistent with anticipated growth in operations, infrastructure and personnel.
We anticipate that the cash on hand coupled with the ash to be raised from additional private placements and public offerings, assuming they will be successful, should be sufficient to satisfy our operating expenses and capital until such time as revenues are sufficient to meet operating requirements. In September 2000, the Company effected the cancellation of 125,000 shares of common stock, in accordance with a resolution of its Board of Directors to do so. The reason for the cancellation of these shares, which had originally been issued in consideration for the performance of certain legal and consulting services to be rendered to the Company, was the failure of the recipient of the shares to complete the performance of these services.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

There have been no matters during this reporting period that require disclosure under this item.

ITEM 2.       CHANGES IN SECURITIES

During July 2000, the Company issued 4,000 restricted shares of common stock to one accredited investor, for a total of $15,000 or $3.75 per share. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder, as a private transaction with an accredited investor not involving any public distribution.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are included herein:

Exhibit 27 - Financial Data Schedule.

(b)    Reports on Form 8-K relating to the quarter ended
       September 30, 2000.

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN CAREER CENTERS, INC.

/s/ Thomas D. Keene
-------------------
Thomas D. Keene
Principal Financial
and Accounting Officer

Dated: November 17, 2000