Form 10KSB
period 2000-12-31
AMERICAN CAREER CENTERS INC
filed 2001-05-25
CIK 1041580

===============================================================================

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-KSB

===============================================================================

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM             TO
                                       -----------    ----------

                      COMMISSION FILE NUMBER 000-22785

===============================================================================

                        AMERICAN CAREER CENTERS, INC.
             (Name of registrant as specified in its charter)

                                   Nevada
                                 87-0636498
       (State of other jurisdiction of incorporation or organization)
                   (I.R.S. Employer Identification Number)

                             2490 South 300 West
                    South Salt Lake City, Utah  84115
                               (801) 485-6200
  (Registrant's address and telephone number of principal executive offices and principal place of business)

===============================================================================

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Title                   Shares Outstanding as of December 31, 2000

Common Stock, par value $.0001                       6,066,070


        As of December 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $10,615,622.

===============================================================================

                       AMERICAN CAREER CENTERS, INC.
                               FORM 10-KSB
                    FOR THE YEAR ENDED DECEMBER 31, 2000

TABLE OF CONTENTS                                                         PAGE

PART I.....................................................................  4

ITEM 1.  DESCRIPTION OF BUSINESS...........................................  4
ITEM 2.  DESCRIPTION OF PROPERTY...........................................  5
ITEM 3.  LEGAL PROCEEDINGS.................................................  6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  7

PART II....................................................................  8

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........  8
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........  9
ITEM 7.  FINANCIAL STATEMENTS.............................................. 10
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.............................................. 11

PART III................................................................... 12

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................. 12
ITEM 10. EXECUTIVE COMPENSATION............................................ 13
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 14
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 15
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................. 16


PART I

CAUTIONARY STATEMENT REGARDING "FORWARD LOOKING STATEMENTS"

Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which American Career Centers, Inc. ("we", or "ACCI") operates; technology changes; the competition we face; changes in our business strategy or development plans; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

ITEM 1:  DESCRIPTION OF BUSINESS

GENERAL

American Career Centers, Inc. ("we" or "ACCI") was formed in June 1999 as a holding company for the acquisition of information technology career training centers and related businesses. We completed our first acquisition in June 1999 through the purchase of 100% of the capital stock of Alpha Computer Solutions, Inc., a Utah corporation. Alpha began operations in June 1998 and trained over 5,700 students in its first year of operation. Alpha ceased operations on March 28, 2001, when it filed for bankruptcy under Chapter 7 of the United States Bankruptcy Code.

Effective December 3, 1999, ACCI acquired 100% of the outstanding shares of Tunlaw International Corporation ("Tunlaw"), a publicly-reporting company under the Securities Exchange Act of 1934, in exchange for an aggregate of 200,000 shares of common stock of ACCI, with Tunlaw becoming a wholly-owned subsidiary of ACCI. With the completion of the acquisition, we became the successor issuer to Tunlaw, and we retained public company reporting status under the Securities Exchange Act of 1934. Tunlaw has had no operations to date.

TRENDS IN THE COMPUTER TRAINING INDUSTRY

Several economic and demographic trends have contributed to the accelerated growth in the computer training industry:

1.      a strong economy;
2.      a corresponding increase in high-technology positions;
3.      increasing numbers of adults in post-secondary education programs;
4.      accelerated salary increases in technical specialties;
5. increasing numbers of high school graduates looking for technical education alternatives;
6.      a narrowing salary gap between technical and degreed positions; and
7.      budgetary constraints at traditional colleges and universities.

As global competition has fostered ever-increasing computerization, shifts in technology have advanced the mainframe paradigm to personal computers ("PC's"), then to Local Area Networks ("LANs"), Wide Area Networks ("WANs"), the Internet and business to business e-commerce ("B2B") models. The result has been an explosion of computers, software, applications, networks and
Internet sites.   In addition, the information technology landscape changes
constantly as:

1. software developers release new versions of existing products to maintain market share and market new products to expand;
2.      equipment manufacturers integrate new technology;
3. network and operating systems are revised to take advantage of all of the above; and
4. paradigm shifts such as the Internet ripple through the entire information technology industry.

In addition, the rapid rate of change in hardware and software technology has greatly increased the need for short-term training solutions that four-year university degree programs cannot address.

ACCI'S MARKETING PERSPECTIVE

The ability of computer training schools to expand is hampered greatly by limited access to a wide field of expertise. Most training schools focus upon one type of product, such as academic, or career training, or corporate training. It is generally difficult for one training school to be able to offer both corporate and career training. The administrative and direct costs of providing training in different specialties may outweigh the revenue that results from these expenditures, because regardless of whether one student or ten students are in a class, the expense of a teacher and training costs is virtually the same. ACCI's management is attempting to position ACCI to be able to help a training school offer a variety of specialty training products to students in different fields. Our management is in the process of developing plans to acquire a number of training schools, each of which offer training products directed to specific fields, and each of which will most likely be held as an independent operating subsidiary of ACCI. Under this plan, any one of our subsidiary schools will have access to the specialty training products offered by other subsidiaries, without incurring excessive training costs and facilities.

GEOGRAPHIC EXPANSION

As part of our overall growth plan, we plan to acquire training facilities in various locations throughout the United States. Our management has devoted considerable time and expense in researching and identifying certain training schools that will provide different but complementary training products.

EMPLOYEES

As of December 31, 2000, ACCI employed a total of 42 full-time employees, 17 of whom were in instructional training; 3 in technology; 14 in sales, marketing and business development; and 8 in finance and administration. Today, as a result of the bankruptcy of Alpha Computer and the change in our business focus, we have only 1 employee. To support our anticipated future growth, we expect to hire additional employees, particularly in the area of instructional training. As of the date of the filing, Alpha has no employees, and ACCI is composed of three officers and three directors.

ITEM 2:  DESCRIPTION OF PROPERTY

As of December 31, 2000, our principal executive offices were located at 2490 South 300 West, South Salt Lake City, Utah 84115, where we leased approximately 16,000 square feet. Since the bankruptcy filing, we no longer lease the property.

ITEM 3: LEGAL PROCEEDINGS

Except as disclosed below, we are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject:

ANDERSON

On January 8, 2001, Lori Anderson sued ACCI (and four other named defendants) for the sale of ACCI securities to her. Ms. Anderson claims that she is owed money damages in the amount of $30,000, plus punitive and other damages as requested in the Complaint. ACCI has pursued discussions with counsel for the plaintiff to determine if she would be willing to amend her Complaint to drop ACCI, as we did not participate in any sale of securities to the Plaintiff (which was done in an unrelated third-party private sale transaction). At this time, ACCI has timely answered the Complaint and one defendant (other than ACCI) has settled for $8,500. Our counsel is still in discussions with the plaintiff to try to settle this matter for a nuisance amount, however, we cannot provide an estimate of any settlement amount that may ultimately be offered or accepted, or as to the likelihood that any settlement can be reached at all. If no settlement is reached, we cannot determine what damages, if any, may be assessed against ACCI.

BANKRUPTCY FILING.

On March 29, 2001, Alpha Computer filed Chapter 7 bankruptcy in the United States Bankruptcy Court for the District of Utah. A motion was filed requesting authority from the Bankruptcy Court to liquidate the subsidiary's assets at auction. A hearing regarding this motion was held on April 25, 2001 and extended the period for creditor claims until June 2001. On April 26, 2001, the trustee held an auction and liquidated all of Alpha's assets.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no public market for our securities to date. We have issued securities that are exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Rule 504 and Rule 506 of Regulation D of the General Rules and Regulations of the Securities and Exchange Commission.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

Below is a list of all of the private transactions for the sale of unregistered securities made by American Career Centers for the period January 1, 2000 through December 31, 2000:

(1) During January 2000, we sold, in a private placement, 55,000 shares of common stock for an aggregate of $152,500, or an average $2.77 per share. The securities were sold only to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

(2) During 2000, we issued 288,570 shares of common stock to individuals for cash of $869,531 and to satisfy an accrued payroll liability of $90,250. In each of the private transactions referenced above, we believe (and have received investor representations to the effect that) each purchaser:

* was aware that the securities had not been registered under federal securities laws;
* acquired the securities for his/her/its own account for investment purposes of the federal securities laws;
* understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and
* was aware that the certificate representing the securities would bear a legend restricting its transfer. We believe that, in light of the above, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION.

American Career Centers, Inc. ("ACCI") was formed in June of 1999 as a holding company to acquire information technology career training centers. ACCI completed its first acquisition in June of 1999, through the purchase of 100% of the capital stock of Alpha Computer Solutions, Inc., a Utah corporation. As Tunlaw conducted only organizational activities, ACCI holding company activity reflects consolidated results that include the operations of Alpha Computer Solutions, Inc. Alpha began operations in June of 1998 and trained over 5,700 students in Information Technology courses in its first year of operation.
In the last fiscal quarter of 2000, the state of Utah passed a law that required all training schools to post a $750,000 bond. We were not able to meet the financial requirements of the bond, and Alpha was forced to shut down operations shortly thereafter. As of March 28, 2001, as a result of increasing losses and inability to meet its financial obligations, Alpha filed for bankruptcy under Chapter 7 of the Bankruptcy Code.
During fiscal year 2001, we plan to focus on the research and identification of training schools in the United States that would comprise, as a group, a complementary array of training specialties. We have made significant progress in identifying potential targets for acquisition, and anticipate a number of acquisitions to take place within the second and third fiscal quarters of 2001. There can be no assurance, however, that these developments will come to pass as currently anticipated, or at all.

RECENT DEVELOPMENTS.

On March 29, 2001, Alpha filed for relief under Chapter 7 in the United States Bankruptcy Court for the District of Utah. A motion has been filed requesting authority from the Bankruptcy Court to liquidate the subsidiaries assets, at auction. A hearing regarding this motion was held on April 25, 2001 and extended the period for creditor claims until June 2001.

RESULTS OF OPERATIONS.

For the fiscal year ended December 31, 2000, we had revenues of $1,974,565 and net loss from operations of ($1,360,024).

TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Revenues for the period ended December 31, 2000 were $1,974,565, which represented an increase of 158% from $765,411 for the period ended December 31, 1999. The increase was attributable primarily to the introduction of our earlier Webmaster Pyramid product (now non-operational), and increased sales resulting from our increased marketing activity.

Cost of sales for the fiscal year ended December 31, 2000 was $885,950, which represents an increase of 85% from $479,504 recorded for the same period ended December 31, 1999. The increase was attributable primarily to the increase in sales as resulting from our emphasis on marketing. Due to the fact that our instructors were training a larger number of students, the cost of the training was far outweighed by revenues received from tuition.

Selling and marketing expenses for the fiscal year ended December 31, 2000 were $1,072,432, which represented an increase of 108% from $514,366 for the same period ended December 31, 1999. The increase was substantially due to our increased emphasis in marketing.

General and administrative expenses for the 2000 fiscal year were $1,376,227, which represented an increase of 32.7% from $1,037,177 for fiscal year 1999. The increase was due to hiring additional staff to manage ACCI, as well as consultants to research and develop acquisition plans.

Interest expense consists primarily of interest expense on promissory notes for loans from certain investors. Interest expense for fiscal year 2000 was ($25,949), which represented an increase in loss of 5.5% from interest expense of ($24,605) for fiscal year 1999. The increase in loss was primarily attributable to higher interest amounts.

Our net loss for the fiscal year ended December 31, 2000, totaled ($1,485,567), or ($.25) per share, compared to ($1,330,614), or ($.37) per share, for the fiscal year ended December 31, 1999. The increase in net loss was due to the lack of investment funds, no further working capital, change in government regulations as discussed above and the rising costs of overhead combined with decreasing revenues.

FACTORS AFFECTING FUTURE OPERATIONS.

Our operating results may fluctuate substantially in the future as a result of a variety of factors, including the bankruptcy filing by Alpha and its cessation of operations, as well as our new business strategy of growth by acquisition of existing schools as described above. As a result of this and other factors, our operating results may vary substantially in the future, and there can be no assurance that we will be able to generate profitability in the manner contemplated in this Annual Report.

SEASONAL ASPECTS.

Our business is not seasonal because the sale of our products was not linked to seasonal variables.

SUBSEQUENT EVENTS.

On March 29, 2001, Alpha filed for bankruptcy under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Utah. A motion has been filed requesting authority from the Bankruptcy Court to liquidate the subsidiaries assets, at auction. A hearing regarding this motion was held on April 25, 2001 and extended the period for creditor claims until June 2001.

ITEM 7:  FINANCIAL STATEMENTS


                  AMERICAN CAREER CENTERS, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS
                AS OF DECEMBER 31, 2000 AND 1999


         AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES


CONTENTS


PAGE       F-1         INDEPENDENT AUDITORS' REPORT

PAGE       F-2         CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND
                       1999

PAGE       F-3         CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                       COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
                       2000 AND 1999

PAGES      F-4-5       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                       DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2000 AND
                       1999

PAGE       F-6         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                       ENDED DECEMBER 31, 2000 AND 1999

PAGES      F-7-16      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                       DECEMBER 31, 2000 AND 1999

                       INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
American Career Centers, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Career Centers, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related statements of operations and comprehensive income, changes in stockholders' deficiency and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of American Career Centers, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has recurring losses from operations, working capital deficiency of $1,601,882 and equity deficiencies of $1,391,805. These matters raise substantial doubt about the Company's ability to continue as going concern. Management's Plan in regards to these matters is also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
February 2, 2001 (Except for Note 12 as to which the date is March 29, 2001)

                     AMERICAN CAREER CENTERS, INC. AND SUBSIDARIES
                              CONSOLIDATED BALANCE SHEETS
                           AS OF DECEMBER 31, 2000 AND 1999

ASSETS
                                                               2000            1999
CURRENT ASSETS
Cash                                                    $       32,873    $       42,879
Accounts receivable, net                                       115,358            83,988
Note receivable                                                 15,000                 -
Inventories                                                     12,620             3,447
Prepaid expenses and other assets                                1,157               357
Total Current Assets                                           177,008           130,671

PROPERTY AND EQUIPMENT - NET                                   174,776           122,538

OTHER ASSETS
Intangibles, net                                                22,412           115,106
Deposits                                                        12,889            14,464
Total Other Assets                                              35,301           129,570

TOTAL ASSETS                                            $      387,085    $      382,779

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and other accrued expenses             $      417,889    $      256,892
Payroll taxes payable                                          384,121           238,076
Accrued payroll and payroll taxes                              161,950           317,594
Deferred revenue                                               635,680           273,736
Notes payable                                                  179,250           162,500
Total Current Liabilities                                    1,778,890         1,248,798

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value, 20,000,000
 shares authorized, none issued                                      -                 -
Common stock, $.0001 par value, 100,000,000
shares authorized, 6,066,070 and 5,902,500
shares issued and outstanding, respectively                        607               590
Additional paid in capital                                   2,157,476         1,258,962
Accumulated deficit                                         (3,549,888)       (2,064,321)
                                                            (1,391,805)         (804,769)
Less subscriptions receivable                                        -           (61,250)

Total Stockholders' Deficiency                              (1,391,805)         (866,019)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $      387,085    $      382,779

See accompanying notes to consolidated financial statements.


                  AMERICAN CAREER CENTERS, INC. AND SUBSIDARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                    2000             1999

REVENUES                                      $   1,974,565       $   765,411

COST OF SALES                                       885,930           479,504

GROSS PROFIT                                      1,088,635           285,907

OPERATING EXPENSES
Selling and marketing                             1,072,432           514,366
General and administrative                        1,376,227         1,037,177
Total Operating Expense                           2,448,659         1,551,543

LOSS FROM OPERATIONS                             (1,360,024)       (1,265,636)

OTHER INCOME (EXPENSE)
Gain on exchange of securities                            -            10,000
Interest expense                                    (25,949)          (24,605)
Tax penalties                                       (99,539)          (38,615)
Other expenses                                          (55)          (11,758)
Total Other Income (Expense)                       (125,543)          (64,978)

NET LOSS                                         (1,485,567)       (1,330,614)

OTHER COMPREHENSIVE INCOME
Unrealized gain on short term investments                 -           105,000

COMPREHENSIVE LOSS                            $  (1,485,567)    $  (1,225,614)


Net loss per common share and equivalents
- basic and diluted                           $       (0.25)    $       (0.37)

Weighted average shares outstanding during
the period - basic and diluted                    6,057,461         3,628,324

See accompanying notes to consolidated financial statements.

                 AMERICAN CAREER CENTERS, INC. AND SUBSIDARIES
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                PREFERRED STOCK        COMMON STOCK      ADDITIONAL PAID IN
                                STOCK    AMOUNT      STOCK     AMOUNT        CAPITAL

Balance, December 31, 1998         -        -      2,880,000       288          316,717

Redemption of common stock         -        -      (11,000)        (1)              (10)

Recapitalization:
Issuance of common stock
to founders and employees
of ACCI                            -        -      1,183,000       118            1,065

Issuance of common stock
for cash and extinguishment
of debt                            -        -      1,605,000       161          924,984

Redemption of common stock         -        -        (19,500)       (2)             (18)

Issuance of common stock
for subscriptions
receivable                         -        -         65,000         6           16,244

Recapitalization:
Issuance of common stock
to Tunlaw International
Corporation stockholders           -        -        200,000        20              (20)

Unrealized gain on short
term Investments                   -        -              -         -                -

Net loss for 1999                  -        -              -         -                -

Balance, December 31, 1999         -        -      5,902,500   $   590     $  1,258,962

Issuance of common stock
for cash and to satisfy an
accrued payroll liability          -        -        288,570        29          898,502

Redemption of common stock         -        -       (125,000)      (12)              12

Net loss for 2000                  -        -              -         -                -

BALANCE DECEMBER 31, 2000          -   $    -      6,066,070   $   607     $  2,157,476


                 AMERICAN CAREER CENTERS, INC. AND SUBSIDARIES
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
            FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (continued)

                                                    ACCUMULATED
                                                      OTHER
                                                   COMPREHENSIVE
                                   ACCUMULATED        INCOME        SUBSCRIPTIONS
                                     DEFICIT          (LOSS)         RECEIVABLE           TOTAL

Balance, December 31, 1998         (733,707)        (105,000)               -           (521,702)

Redemption of common stock                -                -                -                (11)

Recapitalization:
Issuance of common stock
to founders and employees
of ACCI                                   -                -                -              1,183

Issuance of common stock
for cash and extinguishment
of debt                                   -                -          (45,000)           880,145

Redemption of common stock                -                -                -                (20)

Issuance of common stock
for subscriptions
receivable                                -                -          (16,250)                 -

Recapitalization:
Issuance of common stock
to Tunlaw International
Corporation stockholders                  -                -                -                  -

Unrealized gain on short
term Investments                          -          105,000                -            105,000

Net loss for 1999                (1,330,614)               -                -         (1,330,614)

Balance, December 31, 1999     $ (2,064,321)     $         -       $  (61,250)      $   (866,019)

Issuance of common stock
for cash and to satisfy an
accrued payroll liability                 -                -           61,250            959,781

Redemption of common stock                -                -                -                  -

Net loss for 2000                (1,485,567)               -                -         (1,485,567)

BALANCE DECEMBER 31, 2000      $ (3,549,888)     $         -       $        -       $ (1,391,805)

See accompanying notes to consolidated financial statements.


                  AMERICAN CAREER CENTERS, INC. AND SUBSIDARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                    2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        (1,485,567)     (1,330,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization                                                      140,033         105,497
Gain on exchange of securities                                                           -         (10,000)
Provision for doubtful accounts                                                          -          17,493
(Increase) in accounts receivable                                                  (31,370)        (24,043)
(Increase) decrease in inventories                                                  (9,173)          5,198
(Increase) decrease in prepaid expenses and other assets                              (800)          5,832
Increase in accounts payable and accrued expenses                                  160,997         151,092
Increase in payroll taxes payable                                                  146,045         177,369
Increase (decrease) in accrued payroll and payroll taxes                           (65,394)        230,327
Increase in deferred revenue                                                       361,944          22,215

Net Cash Used In Operating Activities                                             (783,285)       (649,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                (99,577)        (37,907)
Notes receivable                                                                   (15,000)              -
Deposits                                                                             1,575          (2,175)

Net Cash Used in Investing Activities                                             (113,002)        (40,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on notes payable                                                           (47,250)        (25,635)
Loan proceeds                                                                       64,000               -
Proceeds from issuance of common stock                                             869,531         746,984

Net Cash Provided By Used In Financing Activities                                  886,281         721,349

NET INCREASE (DECREASE) IN CASH                                                    (10,006)         31,633

CASH, BEGINNING OF YEAR                                                             42,879          11,246

CASH, END OF YEAR                                                                   32,873          42,879

SUPPLEMENTAL DISCLOSURE OF NON - CASH INVESTING AND FINANCING ACTIVITIES:

During 2000, the Company issued stock to satisfy a liability for accrued
payroll aggregating $90,250                                                         90,250               -

During 1999, the Company exchanged 100,000 shares of marketable
securities for equipment and customer database.                                         -          245,000

During 1999, the Company converted $134,313 of notes payable to common
stock.                                                                                  -          134,313

See accompanying notes to consolidated financial statements.


             AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 2000 AND 1999

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) ORGANIZATION

Alpha Computer Solutions, Inc. ("ACS") was incorporated in the State of Utah on June 16, 1998.

On June 21, 1999, under an Agreement and Plan of Reorganization, American Career Centers, Inc., ("ACCI"), an inactive Nevada Corporation, acquired all the stock of ACS by issuing one share of its common stock for each share of ACS common stock outstanding. On December 3, 1999, Tunlaw International Corporation ("TIC"), an inactive Nevada public shell corporation, acquired all the outstanding stock of ACCI. The Merger Agreement stipulated that TIC issue to ACCI shareholders one share of TIC common stock for each share of common stock held by ACCI shareholders. As a result, the reorganizations were treated as acquisitions by the acquirers and as a recapitalization by the acquirees for accounting purposes. Accordingly, the financial statements include the following:

(1) The balance sheets consist of the net assets of the acquirers at historical cost and the net assets of the acquirees at historical cost.

(2) The statement of operations includes the operations of the acquirers for the periods presented and the operations of the acquirees from the date of reorganizations.

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

For 2000 and 1999, the effect of the assumed exercise of 332,500 stock options were not utilized in the computation of diluted earnings per share since the effect was anti-dilutive.

(M) ADVERTISING EXPENSE

Costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expense for the years ended December 31, 2000 and 1999 was approximately $219,461 and $111,800, respectively.

(N) SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information". During 2000 and 1999, the Company operations consisted only of the activity of its wholly owned subsidiary Alpha Computer Solutions, therefore, segment disclosure has not been presented.

(O) IMPAIRMENT OF LONG-LIVED ASSETS

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

NOTE 2  ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consisted of the following:

                                                2000             1999

Accounts receivable                       $    126,044      $   142,191
Less allowance for doubtful accounts           (10,686)         (58,203)
                                               -------          -------
                                          $    115,358      $    83,988
                                               =======          =======

For the years ended December 31, 2000 and 1999, the Company recorded a provision for doubtful accounts of $0 and $17,493, respectively in its statement of operations.

NOTE 3  PROPERTY AND EQUIPMENT

Property and equipment at December 31 consisted of the following:

                                                2000             1999

Furniture                                 $    145,416      $   100,865
Office equipment                                59,665           30,724
Leasehold improvement                           30,046           12,710
Software                                        14,357            5,608
Less accumulated depreciation                  (74,708)         (27,369)
                                               -------          -------
                                          $    174,776      $   122,538
                                               =======          =======

Depreciation expense for the year ended December 31, 2000 and 1999 was $47,339 and $25,931, respectively.

NOTE 4  INTANGIBLE ASSETS

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

Intangible assets at December 31 consisted of the following:

                                        2000            1999

Customer database                $     157,530    $    157,530
Employment cost                         41,785          41,785
Less accumulated Amortization         (176,903)        (84,209)
                                       -------         -------
                                 $      22,412    $    115,106
                                       =======         =======
Amortization expense for the employment cost for the years ended December 31, 2000 and 1999 was $13,928 and $13,928, respectively.

Amortization expense for the customer database for the years ended December 31, 2000 and 1999 was $78,766 and $65,638, respectively.

NOTE 5  PAYROLL TAXES PAYABLE

At December 31, 2000 and 1999 the Company owed $383,232 and $237,365, respectively, in federal and state payroll taxes and interest and penalties for prior tax periods. Such amounts were recorded in payroll taxes payable at December 31. During the year ended December 31, 2000, the Company made payments of $124,962 against the 1999 payroll tax liability.

NOTE 6  ACCRUED PAYROLL AND PAYROLL TAXES

The accrued payroll and payroll taxes represent past due wages owed to employees and the related payroll taxes accrued on these wages.

NOTE 7  NOTES AND LOANS PAYABLE

The following schedule reflects notes and loans payable at December 31:

                                           2000            1999
Note payable to individual,
12% interest, due on demand,
unsecured.                            $   118,750     $   135,000

Note payable to individual,
6% interest, due March 15, 2001,
unsecured.                                 20,000               -

Note payable to an officer.
12% interest, due on demand,
unsecured.                                 19,000          25,000

Loan payable to individual,
non-interest bearing, due on demand,
unsecured                                  19,000               -

Loan payable to individual,
non-interest bearing, due on demand,
unsecured                                   2,500           2,500
                                          -------         -------
TOTAL - ALL CURRENT                   $   179,250     $   162,500
                                          =======         =======

NOTE 8  COMMITMENTS

(A) OPERATING LEASES

The Company leases corporate office space under operating leases. These leases have remaining terms varying from the years 2003 through 2004.

Future minimum lease payments under operating leases are approximately as follows at December 31, 2000

                       2001    $       114,600
                       2002            118,700
                       2003             40,450
                       2004             40,450
                                       -------
                               $       314,200
                                       =======

Rent expense under operating leases for the years ended December 31, 2000 and 1999 was $110,584 and $106,540, respectively.

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

(C) LITIGATION, CLAIMS AND ASSESSMENTS

On January 8, 2001, an investor filed a claim against the Company with regards to the purchase of stock. The investor claims the damages from the transaction is in the amount of $30,000, plus punitive and other damages. The Company contends that it did not participate in the stock transaction and that such stock transaction was with an unrelated third party. Counsel for the Company is in discussions with the plaintiff to determine if they are willing to amend the complaint to dismiss the Company from this matter. As of the date of the financial statement, the outcome of this litigation is unknown.

NOTE 9  STOCKHOLDERS' DEFICIENCY

(A) PREFERRED STOCK

The Company authorized 20,000,000 shares of preferred stock at $.0001 par value to be issued in one or more series with such rights, preferences, and restrictions as determined by the Board of Directors at the time of authorization of issuance. At December 31, 2000 and 1999, no shares had been issued.

(B) COMMON STOCK ISSUANCES

During 2000, the Company issued 288,570 shares of common stock to individuals for cash of $869,531 and to satisfy an accrued payroll liability of $90,250.

During 1999, the Company issued 1,605,000 shares of common stock, for a total of $925,145, on reliance of Regulation D, Rule 504 and 506 exemption from registration under the Securities Act of 1933, as amended. The total amount represented cash of $745,832, extinguishment of debt of $134,313 and a subscription receivable of $45,000, which was received during 2000.

During 1999, an individual subscribed to 65,000 shares of common stock for $16,250, which was received during 2000.
On June 21, 1999 and December 31, 1999, the Company recapitalized through mergers (Note 1(A)).

(C) Stock Options Granted Under Employment Agreements

In Accordance with SFAS 123, for options granted to employees, the Company applies APB Opinion No. 25 and related interpretations in accounting for the options issued. No compensation cost has been recognized for options issued under the employment agreements. For financial statement disclosure purposes and for purposes of valuing stock options issued, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123. There was no resulting Black-Scholes value for the stock options, as the exercise price of the options as stipulated in the option agreements exceeded the fair market value of the stock on the grant date. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's Net Loss and loss per share amounts would not have changed in 2000 and 1999.

NOTE 10 INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2000 and 1999 is summarized as follows:

                                                     2000           1999
Current:
Federal                                         $         -   $          -
State                                                     -              -
Deferred-Federal and State                                -              -
Change in Valuation Allowance                             -              -
                                                    -------        -------
Income tax expense (benefit)                    $         -   $          -
                                                    =======        =======

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2000 and 1999, as follows:

                                                    2000            1999

U.S. Federal income tax provision (benefit)     $  (505,000)   $  (452,000)
Effect of net operating loss carryforward           505,000        452,000
                                                    -------        -------
                                                $         -    $         -
                                                    =======        =======

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

                                                    2000            1999

Deferred tax assets:
Net operating loss carryforward                 $ 1,207,000    $   702,000
Total gross deferred tax assets                   1,207,000        702,000
Less valuation allowance                         (1,207,000)      (702,000)
                                                  ---------        -------
Net deferred tax assets                         $         -    $         -
                                                  =========        =======

At December 31, 2000, the Company had net operating loss carryforwards, of approximately $3,550,000, for U.S. federal income tax purposes available to offset future taxable income expiring on various dates beginning in 2016 through 2019.

The valuation allowance at January 1, 2000 was approximately $702,000. The net change in the valuation allowance during the year ended December 31, 2000 was an increase of approximately $505,000.

NOTE 11 GOING CONCERN

As reflected in the accompanying financial statements, the Company has had continuing losses since inception and, at December 31, 2000, has a working capital deficiency of $1,601,882 and a stockholders' deficiency of $1,391,805. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken by the Company to improve its operations and meet its financing requirements will provide the opportunity for the Company to continue as a going concern.

NOTE 12 SUBSEQUENT EVENT

On March 29, 2001, Alpha Computer Solutions, Inc. (a wholly owned subsidiary of the Company) filed chapter 7 bankruptcy in the United States Bankruptcy Court for the District of Utah. A motion has been filed requesting authority from the Bankruptcy Court to liquidate the subsidiaries assets, at auction.
A hearing regarding this motion was held on April 25, 2001 and extended the period for creditor claims until June 2001. The Company has relinquished control of Alpha Computer Solutions, Inc. to the bankruptcy trustee as of
______________________.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no change in, or disagreements with, our principal independent accountant during our last three fiscal years.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and positions of our directors and executive officers as of the date of this filing are set forth below. Biographical information for each of these persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

DIRECTORS AND EXECUTIVE OFFICERS

        NAME                    AGE      POSITION HELD

        Ronald C. Mears         62       Chief Executive Officer
                                         Director

        William G. Anthony      57       President
                                         Director

        Thomas D. Keene         42       Secretary and Treasurer
                                         Director


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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Exchange Act requires our directors and officers and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock in ACCI. Officers, directors and greater-than-ten percent shareholders are required by Commission regulation to furnish ACCI with copies of all Section 16(a) reports they filed. To our knowledge, based solely on our review of the copies of reports furnished to us and written representation that no other reports were required, during the fiscal year ended December 31, 2000, these persons complied with all Section 16(a) filing requirements.

ITEM 10:  EXECUTIVE COMPENSATION

                                        SUMMARY COMPENSATION TABLE

                                                                                Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------------
                   |             Annual Compensation               |            Awards                   | Payouts |
(a)          (b)   |  (c)            (d)              (e)          |     (f)                  (g)        |   (h)   |    (i)
--------------------------------------------------------------------------------------------------------------------------------
Name and                                                                                   Securities                 All Other
Principal                                         Other Annual       Restricted            Underlying        LTIP      Compen-
Position     Year    Salary ($)     Bonus ($)     Compensation ($)  Stock Award(s)($)   Options/SARs (#)   Payouts    sation ($)

William G.   2000    98,708          N/A              N/A                N/A                 20,000           N/A         N/A
Anthony      1999    82,024          5,871            N/A                N/A                110,000           N/A         N/A
             1998    30,415          N/A              N/A                N/A                N/A               N/A         N/A

Ronald C.    2000   142,667          N/A              N/A                N/A                N/A               N/A         N/A
Mears        1999    45,667          4,000            N/A                N/A                110,000           N/A         N/A
             1998    24,999          N/A              N/A                N/A                N/A               N/A         N/A

Thomas D.    2000    51,727          N/A              N/A                N/A                12,500            N/A         N/A
Keene        1999    39,583          N/A              N/A                N/A                60,000            N/A         N/A
             1998    21,602          N/A              N/A                N/A                N/A               N/A         N/A



ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The percentage of beneficial ownership is based on 6,066,070 shares of common stock outstanding as of December 31, 2000.

     (1)                      (2)                              (3)                   (4)
                                                         Amount and Nature
Title of Class  Name and Address of Beneficial Owner    of Beneficial Owner    Percent of Class
--------------  ------------------------------------    --------------------   ----------------
Common Stock    Ronald C. Mears (1)                         1,860,000              30.66%
Common Stock    William C. Anthony (2)                        600,000               9.89%
Common Stock    Thomas D. Keene (3)                           452,500               7.46%
Common Stock    Combined Assets, Inc. (1)                     525,000               8.65%
Common Stock    InterAsset Management, Inc. (1)               601,000               9.91%
Common Stock    T.A.S.S., Inc.                                445,000               7.34%
============    ====================================        =========              ======
Common Stock    All executive officers and directors
                as a group (3 persons)                      2,912,500              48.00%

(1) Includes 624,000 shares and 110,000 options for 110,000 shares owned by Ronald C. Mears and 1,126,000 shares that are held by corporations, Combined Assets, Inc., and InterAsset Management, Inc., that could be deemed to be controlled by Ronald C. Mears.
(2)     Includes options to acquire 130,000 shares of ACCI's common stock.
(3)     Includes options to acquire 72,500 shares of ACCI's common stock.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We entered into a three-year employment agreement with Ronald C. Mears as of September 8, 1998 (and modified April 13, 1999), providing for Mr. Mears to serve as ACCI's Chairman of the Board of Directors, an initial annual salary of $100,000, a discretionary bonus, and 250,000 shares of unregistered common stock at a purchase price of $.001 per share (subject to a repurchase right ratably over the three-year employment period should Mr. Mears terminate the agreement within said period).

We entered into a three-year employment agreement with William G. Anthony as of November 13, 1998 (and modified April 13, 1999) and terminating as of September 7, 2001, providing for Mr. Anthony to serve as ACCI's President, an initial annual salary of $72,000, a discretionary bonus, 100,000 shares of unregistered common stock at a purchase price of $.001 per share (subject to a repurchase right ratably over the three-year employment period should Mr. Anthony terminate the agreement within said period), and non-qualified options to purchase 110,000 shares of ACCI's common stock ratably over the three-year period at an exercise price of $5.00 per share.

We entered into a three-year employment agreement with Thomas D. Keene as of September 8, 1998 (and modified April 13, 1999), providing for Mr. Keene to serve as ACCI's Chief Financial Officer and Secretary, an initial annual salary of $50,000, a discretionary bonus, 75,000 shares of unregistered common stock at a purchase price of $.001 per share (subject to a repurchase right ratably over the three-year employment period should Mr. Anthony terminate the agreement within said period), and non-qualified options to purchase 60,000 shares of ACCI's common stock ratably over the three-year period at an exercise price of $5.00 per share.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

None


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)

AMERICAN CAREER CENTERS, INC.


By: /s/ William G. Anthony
        ------------------
        William G. Anthony
        President

By: /s/ Ronald C. Mears
        ------------------
        Ronald C. Mears
        Chief Executive Officer

By: /s/ Thomas D. Keene
        ------------------
        Thomas D. Keene
        Treasurer and Secretary


Date:   May 25, 2001

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


    SIGNATURE               TITLE           DATE

/s/ Ronald C. Mears
    ------------------
    Ronald C. Mears         Director        May 25, 2001

/s/ William G. Anthony
    ------------------
    William G. Anthony      Director        May 25, 2001

/s/ Thomas D. Keene
    ------------------
    Thomas D. Keene         Director        May 25, 2001