Form 10QSB
period 2001-03-31
AMERICAN CAREER CENTERS INC
filed 2001-06-26
CIK 1041580

==========================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

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

                                  None


==========================================================================


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

As of March 30, 2001, there were 6,066,070 shares of the issuer's
Common Stock issued and outstanding.


TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
                                                                  PAGE

ITEM 1.  FINANCIAL STATEMENTS                                     F-1 - F-5
ITEM 2.  PLAN OF OPERATION                                        6
ITEM 3.  DESCRIPTION OF PROPERTY                                  7

PART II - OTHER INFORMATION                                       8

ITEM 1.  LEGAL PROCEEDINGS                                        9
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                10
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      12
ITEM 5.  OTHER INFORMATION                                        13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         14
SIGNATURES                                                        15

PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of American Career Centers, Inc. (the "Company"), as of March 30, 2001, and the results of its operations and its cash flows for the three months then ended.


                      AMERICAN CAREER CENTERS, INC.
                FINANCIAL STATEMENTS AS OF MARCH 31, 2001


CONTENTS


PAGE    1       BALANCE SHEETS AS OF MARCH 31, 2001 (UNAUDITED) AND DECEMBER
                31, 2000 (CONSOLIDATED)

PAGE    2       STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
                2001 AND 2000 (CONSOLIDATED) (UNAUDITED)

PAGE    3       STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31,
                2001 AND 2000 (CONSOLIDATED) (UNAUDITED)

PAGES   4 - 5   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                      AMERICAN CAREER CENTERS, INC.
                             BALANCE SHEETS


ASSETS                                       March 31, 2001     December 31, 2000
                                               (Unaudited)        (Consolidated)
CURRENT ASSETS
Cash                                            $       239       $     32,873
Accounts receivable, net                                  -            115,358
Note receivable                                      10,000             15,000
Inventories                                               -             12,620
Prepaid expenses and other assets                         -              1,157
                                                -----------       ------------
Total Current Assets                                 10,239            177,008
                                                -----------       ------------

PROPERTY & EQUIPMENT - NET                                -            174,776
                                                -----------       ------------
OTHER ASSETS
Intangibles, net                                          -             22,412
                                                -----------       ------------
Deposits                                                  -             12,889
                                                -----------       ------------
Total Other Assets                                        -             35,301
                                                -----------       ------------

TOTAL ASSETS                                    $    10,239       $    387,085
                                                ===========       ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and other accrued expenses     $    83,669       $    417,889
Payroll taxes payable                                     -            384,121
Accrued payroll and payroll taxes                         -            161,950
Deferred revenue                                          -            635,680
Notes and loans payable                              25,000            179,250
                                                -----------       ------------
Total Current Liabilities                           108,669          1,778,890
                                                -----------       ------------

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value, 20,000,000
shares authorized, none issued                            -                  -
Common stock, $.0001 par value, 100,000,000
shares authorized, 6,066,070 shares issued
and outstanding                                         607                607
Additional paid in capital                        2,157,476          2,157,476
Accumulated deficit                              (2,256,513)        (3,549,888)
                                                -----------       ------------

Total Stockholders' Deficiency                      (98,430)        (1,391,805)
                                                -----------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $    10,239       $    387,085
                                                ===========       ============

                           AMERICAN CAREER CENTERS, INC.
                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         For the Quarter Ended     For the Quarter Ended
                                             March 31, 2001            March 31, 2000
                                                                       (Consolidated)

REVENUES                                    $           -          $        427,367

COST OF SALES                                           -                   162,223
                                              -----------              ------------
GROSS PROFIT                                            -                   265,144
                                              -----------              ------------
OPERATING EXPENSES
Selling and marketing                                   -                   223,303
General and administrative                          7,405                   286,527
                                              -----------              ------------
Total Operating Expenses                            7,405                   509,830
                                              -----------              ------------

LOSS FROM OPERATIONS                               (7,405)                 (244,686)
                                              -----------              ------------
OTHER INCOME (EXPENSE)
Interest income                                         -                       204
Interest expense                                        -                    (8,393)
Tax penalties                                           -                    (1,875)
Loss on liquidation of subsidiary              (2,071,066)                        -
                                              -----------              ------------
Total Other Income (Expense)                   (2,071,066)                  (10,064)
                                              -----------              ------------

NET LOSS                                    $  (2,078,471)         $       (254,750)
                                              ===========              ============
NET LOSS PER COMMON SHARE
- BASIC AND DILUTED                         $       (0.34)                    (0.04)
                                              ===========              ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND
DILUTED                                         6,066,070                 5,928,751
                                              ===========              ============

                             AMERICAN CAREER CENTERS, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                               For the Quarter            For the
                                                    Ended              Quarter Ended
                                               March 31, 2001          March 31, 2000
                                                                       (Consolidated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                       $   (2,078,471)     $       (254,750)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                               -                32,573
Non-cash loss on liquidation of subsidiary          2,014,509                     -
Provision for doubtful accounts                             -                     -
(Increase) in accounts receivable                           -               (52,518)
(Increase) in inventories                                   -                (2,649)
(Increase) in prepaid expenses and other assets             -                (7,786)
Increase in accounts payable and accrued expenses       6,328                21,810
Increase in payroll taxes payable                           -               (22,176)
Increase in accrued payroll and payroll taxes               -               (85,575)
Increase in deferred revenue                                -                 5,491
                                                  -----------          ------------
Net Cash Provided By Operating Activities             (57,634)             (365,580)
                                                  -----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          -               (27,883)
Deposits                                                    -                 2,175
                                                  -----------          ------------
Net Cash Used In Investing Activities                       -               (25,708)
                                                  -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable                                    -               (16,250)
Loan proceeds                                          25,000                25,000
Proceeds from issuance of common stock                      -               569,273
                                                  -----------          ------------
Net Cash Provided By Financing Activities              25,000               578,023
                                                  -----------          ------------
NET INCREASE (DECREASE) IN CASH                       (32,634)              186,735

CASH - BEGINNING OF PERIOD                             32,873                42,879
                                                  -----------          ------------
CASH - END OF PERIOD                           $          239      $        229,614
                                                  ===========          ============

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2000.

The financial statements for the comparative periods in 2000 were prepared on a consolidated basis and included the Company's wholly-owned subsidiary Alpha Computer Solutions, Inc. which was liquidated upon its filing for Chapter 7 bankruptcy (See Note 3).

NOTE 2  INVENTORIES

Inventories during the year 2000 consisted of training materials are stated at the lower of cost or market determined on the first-in, first-out method.

NOTE 3  LIQUIDATION OF SUBSIDIARY

On March 29, 2001, Alpha Computer Solutions, Inc. (a wholly owned subsidiary of the Company) filed Chapter 7 bankruptcy in the United States Bankruptcy Court for the District of Utah. A motion has been filed requesting authority from the Bankruptcy Court to liquidate the subsidiary's assets, at auction.
A hearing regarding this motion was held on April 25, 2001 and extended the period for creditor claims until June 2001.

NOTE 4  SUBSEQUENT EVENTS

(A) Conversion of Notes into Common Stock

The Company converted $80,000 in loans payable received subsequent to March 31, 2001 into 2,000,000 common shares. The shares were valued at the quoted trading price on the conversion date. There was no gain or loss resulting from the exchange of debt.

(B) Common Stock Issued for Cash

In May 2001, the Company issued 1,500,000 shares of common stock for proceeds of $60,000.

(C) Common Stock Issued for Services

In May 2001, the Company issued 3,500,000 common shares for services to an officer for compensation. The shares were valued at $70,000, the quoted trading price on the agreement date.

(D) Common Stock Issued for Loan Guarantees

In May 2001, the Company issued 1,500,000 common shares to an officer for guaranteeing certain loans made to the Company. The shares were valued at $30,000, the quoted trading price on the agreement date.

(E) Common Stock Options

In May 2001, the Company issued common stock options for 1,000,000 shares of common stock at an exercise price of $0.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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


DESCRIPTION OF BUSINESS

GENERAL

American Career Centers, Inc. ("we" or "ACCI") was formed in June 1999 as a holding company for the acquisition of information technology career training centers and related businesses. We completed our first acquisition in June 1999 through the purchase of 100% of the capital stock of Alpha Computer Solutions, Inc., a Utah corporation. Alpha began operations in June 1998 and trained over 5,700 students in its first year of operation. Alpha ceased operations on March 29, 2001, when it filed for bankruptcy under Chapter 7 of the United States Bankruptcy Code.

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

EMPLOYEES

As of December 31 , 2000, ACCI employed a total of 42 full-time employees, 17 of whom were in instructional training; 3 in technology; 14 in sales, marketing and business development; and 8 in finance and administration. Today, as a result of the bankruptcy of Alpha Computer and the change in our business focus, we have only 1 employee. To support our anticipated future growth, we expect to hire additional employees, particularly in the area of instructional training. As of the date of the filing, Alpha has no employees, and ACCI is composed of three officers and three directors.
ITEM 3:  DESCRIPTION OF PROPERTY

As of December 31, 2000, our principal executive offices were located at 2490 South 300 West, South Salt Lake City, Utah 84115, where we leased approximately 16,000 square feet. Since the bankruptcy filing, we no longer lease the property.


PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

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

ITEM 2.   CHANGES IN SECURITIES

During May 2001, the Company issued 1,500,000 restricted shares of common stock for a total of $60,000. Additionally, the company paid off debt by exchanging 2,000,000 restricted shares of common stock to cancel $80,000 of short term debt at quoted market price. In May the Board of Directors authorized the issue of 1,000,000 stock options to purchase stock at $0.50 per share and 3,500,000 restricted shares of common stock for expenses and compensation due an officer of the corporation. (The shares were valued at the quoted market price on the agreement date.) An additional, 1,500,000 shares were issued to an officer for certain loan guarantees, personal guarantees and payments made by him for the benefit of the company. (The shares were valued at the quoted market price on the agreement date.)

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

Exhibits Index:

99.01-CERTIFICATE OF OFFICER AND/OR DIRECTOR-Anthony
99.02-CERTIFICATE OF OFFICER AND/OR DIRECTOR-Mears
99.03-CERTIFICATE OF OFFICER AND/OR DIRECTOR-Keene

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN CAREER CENTERS, INC.

/s/ Ronald Mears
    ------------
    Ronald Mears
    Chairman and Chief Executive Officer

Dated: June 26, 2001