Form 10QSB
period 2001-06-30
AMERICAN CAREER CENTERS INC
filed 2001-08-20
CIK 1041580

==========================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended JUNE 30, 2001

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number    000-22785

                      American Career Centers, Inc.
                   (Name of registrant in its charter)


            Nevada                               87-0636498
   (State of incorporation)        (I. R. S. Employer Identification No.)



                         13618 North 99th Ave., Suite 801
                          Sun City, Arizona   85351
                         (City, State and Zip Code)


 (Address and telephone number of principal executive offices and principal place of business)

                           (602)758-9250

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

As ofJUNE 30, 2001, there were 6,066,070 shares of the issuer's
Common Stock issued and outstanding.


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

PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of American Career Centers, Inc. (the "Company"), as ofJUNE 30 2001, and the results of its operations and its cash flows for the three months then ended.


                      AMERICAN CAREER CENTERS, INC.
                FINANCIAL STATEMENTS AS OF JUNE 30, 2001


CONTENTS


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


PART II - OTHER INFORMATION


I
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN CAREER CENTERS, INC.

/s/ Ronald Mears
    ------------
    Ronald Mears
    Chairman and Chief Executive Officer

Dated: 08/20/2001