Form 10QSB/A
period 2001-06-30
AMERICAN CAREER CENTERS INC
filed 2001-08-21
CIK 1041580

==========================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              FORM 10-QSB/A

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2001

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number    000-22785

                      American Career Centers, Inc.
                   (Name of registrant in its charter)


            Nevada                               87-0636498
   (State of incorporation)        (I. R. S. Employer Identification No.)



         13618 North 99th Ave., Suite 801
            Sun City, Arizona   85351                 (602)758-9250

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

Yes _X_  No__

As of March 30, 2001, there were 6,066,070 shares of the issuer's Common Stock issued and outstanding.


TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION
                                                                  PAGE

ITEM 1.  FINANCIAL STATEMENTS                                     F-1 - F-5
ITEM 2.  PLAN OF OPERATION                                        6
ITEM 3.  DESCRIPTION OF PROPERTY                                  8

PART II - OTHER INFORMATION                                       8

ITEM 1.  LEGAL PROCEEDINGS                                        8
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                8
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      8
ITEM 5.  OTHER INFORMATION                                        9
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         9
SIGNATURES                                                        9


F-1

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




                AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY
                     CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF JUNE 30, 2001



                AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY


PAGE    F-1         BALANCE SHEETS AS OF JUNE 30, 2001 (UNAUDITED) AND
                    DECEMBER 30, 2000 (CONSOLIDATED)

PAGE    F-2         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                    JUNE 30,2001 AND 2000 (CONSOLIDATED) (UNAUDITED)

PAGE    F-3         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                    JUNE 30,2001 AND 2000 (CONSOLIDATED) (UNAUDITED)

PAGES   F-4 - F-5   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS



                                        ASSETS

                                                    June 30, 2001      December 31,
                                                     (Unaudited)          2000
CURRENT ASSETS
Cash                                                           -           32,873
Accounts receivable, net                                       -          115,358
Note receivable                                           10,000           15,000
Inventories                                                    -           12,620
Prepaid expenses and other assets                            600            1,157
Total Current Assets                                      10,600          177,008

PROPERTY & EQUIPMENT - NET                                     -          174,776

OTHER ASSETS
Intangibles, net                                               -           22,412
Deposits                                                   2,700           12,889
Total Other Assets                                         2,700           35,301

TOTAL ASSETS                                              13,300          387,085

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and other accrued expenses               81,391          417,889
Payroll taxes payable                                          -          384,121
Accrued payroll and payroll taxes                              -          161,950
Deferred revenue                                               -          635,680
Notes and loans payable                                   25,000          179,250
Total Current Liabilities                                106,391        1,778,890

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value, 20,000,000
shares authorized,none issued
Common stock, $.0001 par value, 100,000,000 shares             -                -
authorized, 6,066,070 shares issued and outstanding          607              607
Common stock to be issued 6,500,000                          650                -
Additional paid in capital                             2,316,826        2,157,476
Accumulated deficit                                   (2,397,174)      (3,549,888)
                                                         (79,091)      (1,391,805)
Less subscriptions receivable                            (14,000)               -
Total Stockholders' Deficiency                           (93,091)      (1,391,805)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            13,300          387,085

See accompanying notes to consolidated financial statements


                AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                            For The Three         For The Three         For The Six           For The Six
                                            Months Ended          Months Ended          Months Ended          Months Ended
                                            June 30, 2001         June 30, 2000         June 30, 2001         June 30, 2000


REVENUES                                              -               421,418                     -           $   848,785

COST OF SALES                                         -               212,588                     -               374,811

GROSS PROFIT                                          -               208,830                     -               473,974

OPERATING EXPENSES
Selling and marketing                                 -               300,693                     -               523,996
General and administrative                      141,261               347,076               148,666               633,604
Total Operating Expenses                        141,261               647,769               148,666             1,157,600

LOSS FROM OPERATIONS                           (141,261)             (438,939)             (148,666)             (683,626)

OTHER INCOME (EXPENSE)
Interest income                                     600                     -                   600                   204
Interest expense                                      -                (7,434)                    -               (15,827)
Other expenses                                        -               (41,235)                    -               (43,110)
Loss on liquidation of subsidiary                     -                     -            (2,071,066)                    -
Total Other Income (Expense)                        600               (48,669)           (2,070,466)              (58,733)

NET LOSS                                       (140,661)             (487,608)           (2,219,132)             (742,359)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED                               (0.02)                (0.08)                (0.33)                (0.12)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED        7,438,292             6,169,070             6,744,641             6,067,386


See accompanying notes to consolidated financial statements


                AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                         For The Six           For The Six
                                                         Months Ended          Months Ended
                                                         June 30, 2001         June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                   (2,219,132)           (742,359)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                       -              67,334
Non-cash loss on liquidation of subsidiary                  2,014,509                   -
Stock based compensation                                      100,000                   -
(Increase) in accounts receivable                                   -             (49,206)
(Increase) in inventories                                           -              (7,972)
(Increase) in prepaid expenses and other assets                (3,300)             (5,355)
Increase in accounts payable and accrued expenses               4,050             (24,710)
Increase in payroll taxes payable                                   -             (38,253)
Increase in accrued payroll and payroll taxes                       -             (55,163)
Increase in deferred revenue                                        -             229,333
Net Cash (Used In) Operating Activities                      (103,873)           (626,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                  -             (78,379)
Noted receivable                                                    -             (15,000)
Deposits                                                            -               1,575
Net Cash Used In Investing Activities                               -             (91,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds, net                                             25,000             (22,250)
Proceeds from issuance of common stock                         46,000             835,781
Net Cash Provided By Financing Activities                      71,000             813,531

NET INCREASE (DECREASE) IN CASH                               (32,873)             95,376

CASH - BEGINNING OF PERIOD                                     32,873              42,879

CASH - END OF PERIOD                                                -             138,255


See accompanying notes to consolidated financial statements


                AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


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

The consolidated financial statements for the comparative periods in 2000 also included the Company's wholly-owned subsidiary Alpha Computer Solutions, Inc. which was liquidated upon its filing for Chapter 7 bankruptcy (See Note 3).

NOTE 2  INVENTORIES

Inventories during the year 2000 consisted of training materials are stated at the lower of cost or market determined on the first-in, first-out method.

NOTE 3  LIQUIDATION OF SUBSIDIARY

On March 29, 2001, Alpha Computer Solutions, Inc. (a wholly owned subsidiary of the Company) filed Chapter 7 bankruptcy in the United States Bankruptcy Court for the District of Utah. A motion has been filed requesting authority from the Bankruptcy Court to liquidate the subsidiary's assets, at auction.
A hearing regarding this motion was held on April 25, 2001 and the liquidation was approved by the bankruptcy court.

NOTE 4  EQUITY

(A) Common Stock Issued for Cash

In May 2001, the Company issued 1,500,000 shares of common stock for proceeds of $46,000 and a subscription receivable of $14,000.

(B) Common Stock Issued for Services

In May 2001, the Company issued 3,500,000 common shares for services to an officer for compensation. The shares were valued at $70,000, the quoted trading price on the agreement date.

(C) Common Stock Issued for Loan Guarantees

In May 2001, the Company issued 1,500,000 common shares to an officer for guaranteeing certain loans made to the Company. The shares were valued at $30,000, the quoted trading price on the agreement date.

(D) Common Stock Options

In May 2001, the Company issued common stock options for 1,000,000 shares of common stock at an exercise price of $0.50 per share. The value of the options was immaterial and has not been included in general and administrative expenses at June 30, 2001.

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

Trends in the Computer Training Industry Several economic and demographic trends have contributed to the accelerated growth in the computer training industry:

1.      A continuing need for well trained high-technology positions;
2.      increasing numbers of adults in post-secondary education programs;
3.      accelerated salary increases in technical specialties;
4. increasing numbers of high school graduates looking for technical education alternatives;
5.      a narrowing salary gap between technical and degreed positions; and
6.      budgetary constraints at traditional colleges and universities.

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

ACCI's management is attempting to position ACCI to be able to help a training school offer a variety of specialty training products to students in different fields. Our management is in the process of developing plans to acquire a number of training schools, each of which offer training products directed to specific fields, and each of which will most likely be held as an independent operating subsidiary of ACCI. This plan is dependent upon the company's ability to obtain additional working capital which may prove difficult based on the company's current lack of operations and market conditions. Under this plan, any one of our subsidiary schools will have access to the specialty training products offered by other subsidiaries, without incurring excessive training costs and facilities.

EMPLOYEES

As of June 30, 2001, ACCI had only 1 employee. To support our anticipated future growth, we expect to hire additional employees, particularly in the area of instructional training. and ACCI is composed of one officer and one directors.

ITEM 3:  DESCRIPTION OF PROPERTY

As of June 30, 2001 we no longer lease any property.



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

ITEM 5.   OTHER INFORMATION

RESIGNATION OF DIRECTORS AND OFFICERS

The Following directors resigned on July 30, 2001: William Anthony and Thomas Keene. The remaining sole director is Ronald Mears. William Anthony also resigned as President of Company and Thomas Keene resigned as Vice President.

There have been no other matters during this reporting period that require disclosure under this item.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN CAREER CENTERS, INC.

   By:  /s/ Ronald Mears
            ------------
            Ronald Mears
            Chairman and Chief Executive Officer


Dated: August 20, 2001