Form 10QSB
period 2001-09-30
AMERICAN CAREER CENTERS INC
filed 2001-11-19
CIK 1041580

=============================================================================

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2001

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

                                  None


=============================================================================


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

Yes _X_  No__

As of September 30, 2001, there were 6,066,070 shares of the issuer's Common Stock issued and outstanding.


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




                AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY
                     CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001



                AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY


PAGE    F-1         BALANCE SHEETS AS OF SEPTEMBER 30, 2001 (UNAUDITED) AND
                    SEPTEMBER 30, 2000 (CONSOLIDATED)

PAGE    F-2         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                    SEPTEMBER 30,2001 AND 2000 (CONSOLIDATED) (UNAUDITED)

PAGE    F-3         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                    SEPTEMBER 30,2001 AND 2000 (CONSOLIDATED) (UNAUDITED)

PAGES   F-4 - F-5   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                                                      September       December 31,
                                                       30, 2001           2000
                                                     (Unaudited)
CURRENT ASSETS
Cash                                                    (324.00)          32,873
Accounts receivable, net                                       -         115,358
Note receivable                                                -          15,000
Inventories                                                    -          12,620
Prepaid expenses and other assets                            600           1,157
Total Current Assets                                         266         177,008

PROPERTY & EQUIPMENT - NET                                     -         174,776

OTHER ASSETS
Intangibles, net                                               -          22,412
Deposits                                                   2,700          12,889
Total Other Assets                                         2,700          35,301

TOTAL ASSETS                                               2,966          387,085

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and other accrued expenses               91,391         417,889
Payroll taxes payable                                          -         384,121
Accrued payroll and payroll taxes                              -         161,950
Deferred revenue                                               -         635,680
Notes and loans payable                                   25,000         179,250
Total Current Liabilities                                116,391       1,778,890

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value, 20,000,000
shares authorized, none issued
Common stock, $.0001 par value, 100,000,000 shares             -               -
authorized, 6,066,070 shares issued and outstanding          607             607
Common stock to be issued 8,200,000                          620              -
Additional paid in capital                             2,316,826       2,157,476
Accumulated deficit                                   (2,397,174)    (3,549,888)

Total Stockholders' Deficiency                           (93,091)    (1,391,805)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            23,300         387,085

See accompanying notes to consolidated financial statements.


                AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                            For The Three         For The Three         For The Nine          For The Nine
                                            Months Ended          Months Ended          Months Ended          Months Ended
                                            Sept 30, 2001         Sept 30, 2000         Sept 30, 2001         Sept 30, 2000


REVENUES                                              -            $   421,418                   -             $   848,785

COST OF SALES                                         -                212,588                   -                374,811

GROSS PROFIT                                          -                208,830                   -                473,974

OPERATING EXPENSES
Selling and marketing                                 -               300,693                    -                523,996
General and administrative                      141,261               347,076               148,666               633,604
Total Operating Expenses                        141,261               647,769               148,666             1,157,600

LOSS FROM OPERATIONS                           (141,261)             (438,939)             (148,666)             (683,626)

OTHER INCOME (EXPENSE)
Interest income                                       -                     -                   600                   204
Interest expense                                      -                (7,434)                    -               (15,827)
Other expenses                                        -               (41,235)                    -               (43,110)
Loss on liquidation of subsidiary                     -                     -            (2,071,066)                    -
Total Other Income (Expense)                        600               (48,669)           (2,070,466)              (58,733)

NET LOSS                                       (140,661)             (487,608)           (2,219,132)             (742,359)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED                               (0.02)                (0.08)                (0.33)                (0.12)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED        7,438,292             6,169,070             6,744,641             6,067,386

See accompanying notes to consolidated financial statements.


                AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                            For The Nine           For The Nine
                                                            Months Ended           Months Ended
                                                           Sept. 30, 2001         Sept. 30, 2000

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

See accompanying notes to consolidated financial statements.


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

NOTE 2  INVENTORIES

Inventories during the year 2001 consisted of training materials are stated at the lower of cost or market determined on the first-in, first-out method.

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

NOTE 4  EQUITY

(A) Common Stock Issued for Cash

In May 2001, the Company issued 1,200,000 shares of common stock for proceeds of $46,000 and a subscription receivable of $2,000.

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

Effective December 3, 1999, ACCI acquired 100% of the outstanding shares of Tunlaw International Corporation ("Tunlaw"), a publicly-reporting company under the Securities Exchange Act of 1934, in exchange for an aggregate of 200,000 shares of common stock of ACCI, with Tunlaw becoming a wholly-owned subsidiary of ACCI. With the completion of the acquisition, we became the successor issuer to Tunlaw, and we retained public company reporting status under the Securities Exchange Act of 1934. Tunlaw has had no operations to that date.

ACCI'S MARKETING PERSPECTIVE

At this time ACCI has no operations and only one employee Mr. Ronald Mears. The Company is looking for opportunities and financing to re-enter the Technology Training market either by offering its curriculum to other schools on a licensed basis, providing courses that include instructors, by entering into joint ventures with existing schools, or by acquiring for stock other schools that are currently teaching students but would benefit from being public.

All of the above business goals will be very difficult to achieve because of ACCI's lack of working capital, limited resources and the inability to provide cash compensation to a management team or employees.

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

EMPLOYEES

As of September 30, 2001, ACCI had only 1 employee. To support our anticipated future growth, we expect to hire additional employees, particularly in the area of instructional training. and ACCI is composed of one officer and one directors.

ITEM 3:  DESCRIPTION OF PROPERTY

As of March 30, 2001 we no longer lease any property.

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

ITEM 2.   CHANGES IN SECURITIES

During May 2001, the Company issued 1,200,000 restricted shares of common stock for a total of $48,000. Additionally, the company paid off debt by exchanging 2,000,000 restricted shares of common stock to cancel $80,000 of short term debt at quoted market price. In May the Board of Directors authorized the issue of 1,000,000 stock options to purchase stock at $0.50 per share and 3,500,000 restricted shares of common stock for expenses and compensation due an officer of the corporation. (The shares were valued at the quoted market price on the agreement date.) An additional, 1,500,000 shares were issued to an officer for certain loan guarantees, personal guarantees and payments made by him for the benefit of the company. (The shares were valued at the quoted market price on the agreement date.)

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

NO EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAREER CENTERS, INC.

   By:  /s/ Ronald Mears
            ------------
            Ronald Mears
            Chairman and Chief Executive Officer


Dated: November 19, 2001