Form 10QSB/A
period 2001-09-30
AMERICAN CAREER CENTERS INC
filed 2002-01-02
CIK 1041580

==============================================================================

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

                                  None


==============================================================================


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


AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY


CONTENTS


PAGE    1       CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001
                (UNAUDITED) AND DECEMBER 31, 2000

PAGE    2       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

PAGE    3       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

PAGES   4 - 5   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


ASSETS                                         September 30, 2001   December 31, 2000
                                                   (Unaudited)
Current assets
Cash                                              $          -                32,873
Accounts receivable, net                                     -               115,358
Note receivable                                              -                15,000
Inventories                                                  -                12,620
Prepaid expenses and other assets                            -                 1,157
                                                    ----------           -----------
Total Current Assets                                         -               177,008
                                                    ----------           -----------
PROPERTY & EQUIPMENT - NET                                   -               174,776
                                                    ----------           -----------
OTHER ASSETS
Intangibles, net                                             -                22,412
Deposits                                                     -                12,889
                                                    ----------           -----------
Total Other Assets                                           -                35,301
                                                    ----------           -----------
TOTAL ASSETS                                      $          -       $       387,085
                                                    ==========           ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and other accrued expenses       $    141,391       $       417,889
Payroll taxes payable                                        -               384,121
Accrued payroll and payroll taxes                            -               161,950
Deferred revenue                                             -               635,680
Notes and loans payable                                 25,000               179,250
                                                    ----------           -----------
Total Current Liabilities                              169,391             1,778,890
                                                    ----------           -----------
STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value,
 20,000,000 shares authorized,
 none issued                                                 -                     -
Common stock, $.0001 par value,
 100,000,000 shares authorized,
 6,066,070 shares issued and outstanding                   607                   607
Common stock to be issued                                  620                     -
Additional paid in capital                           2,304,856             2,157,476
Accumulated deficit                                 (2,473,474)           (3,549,888)
                                                    ----------           -----------
                                                      (167,391)           (1,391,805)
Less subscriptions receivable                           (2,000)                    -
                                                    ----------           -----------
Total Stockholders' Deficiency                        (169,391)           (1,391,805)
                                                    ----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $          -       $       387,085
                                                    ==========           ===========


                                         For The Three          For The Three            For The Nine             For The Nine
                                         Months Ended           Months Ended             Months Ended             Months Ended
                                         September 30,          September 30,            September 30,            September 30,
                                             2001                   2000                     2001                     2000

REVENUES                                  $       -       $       561,250             $          -             $   1,410,035

COST OF SALES                                     -               260,883                        -                   635,694
                                       ------------           -----------             ------------               -----------
GROSS PROFIT                                      -               300,367                        -                   774,341
                                       ------------           -----------             ------------               -----------
OPERATING EXPENSES
Selling and marketing                             -               323,968                        -                   847,964
General and administrative                   76,300               369,441                  224,966                 1,003,045
                                       ------------           -----------             ------------               -----------
Total Operating Expenses                     76,300               693,409                  224,966                 1,851,009
                                       ------------           -----------             ------------               -----------

LOSS FROM OPERATIONS                        (76,300)             (393,042)                (224,966)               (1,076,668)
                                       ------------           -----------             ------------               -----------
OTHER INCOME (EXPENSE)
Interest income                                   -                    92                      600                       296
Interest expense                                  -                (1,586)                       -                   (17,413)
Tax penalties                                     -                (9,137)                       -                   (51,867)
Other income                                      -                    25                        -                        25
Loss on liquidation of Subsidiary                 -                     -               (2,071,066)                        -
Other expenses                                    -                     -                        -                       (80)
                                       ------------           -----------             ------------               -----------
Total Other Income (Expense)                      -               (10,606)              (2,070,466)                  (69,039)
                                       ------------           -----------             ------------               -----------
NET LOSS BEFORE INCOME TAXES                (76,300)             (403,648)              (2,295,432)               (1,145,707)
FEDERAL AND STATE INCOME TAX                      -                     -                        -                       300
                                       ------------           -----------             ------------               -----------
NET LOSS                                  $ (76,300)        $    (403,648)            $ (2,295,432)               (1,146,007)
                                       ============           ===========             ============               ===========

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED                       $   (0.01)        $       (0.07)            $      (0.25)            $       (0.19)
                                       ============           ===========             ============               ===========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED                      12,266,070             6,058,403                9,063,872                 6,055,717
                                       ============           ===========             ============               ===========

                                                            For The Nine         For The Nine
                                                            Months Ended         Months Ended
                                                            September 30,        September 30,
                                                                2001                 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                 $    (2,295,432)     $   (1,146,007)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Depreciation and amortization                                          -             103,320
Non-cash loss on liquidation of subsidiary                     2,014,509                   -
Provision for doubtful accounts                                   10,000                   -
Stock based compensation                                         100,000                   -
(Increase) in accounts receivable                                      -             (22,792)
(Increase) in inventories                                              -              (6,547)
(Increase) in prepaid expenses and other assets                        -              (5,622)
Increase in accounts payable and accrued expenses                 67,050              96,670
Increase in payroll taxes payable                                      -              (6,701)
Increase in accrued payroll and payroll taxes                          -             (59,554)
Increase in deferred revenue                                           -             336,344
                                                            ------------         -----------
Net Cash Used In Operating Activities                           (103,873)           (710,889)
                                                            ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                     -             (90,808)
Notes receivable                                                       -             (15,000)
Deposits                                                               -               1,575
                                                            ------------         -----------
Net Cash Used In Investing Activities                                  -            (104,233)
                                                            ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable                                               -             (47,250)
Loan proceeds, net                                                25,000              64,000
Proceeds from issuance of common stock                            46,000             850,781
                                                            ------------         -----------
Net Cash Provided By Financing Activities                         71,000             867,531
                                                            ------------         -----------
NET INCREASE (DECREASE) IN CASH                                  (32,873)             52,409

Cash - beginning of PERIOD                                        32,873              42,879
                                                            ------------         -----------
Cash - end of PERIOD                                     $             -      $       95,288
                                                            ============         ===========

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

NOTE 3  LIQUIDATION OF SUBSIDIARY

On March 29, 2001, Alpha Computer Solutions, Inc. (a wholly owned subsidiary of the Company) filed Chapter 7 bankruptcy in the United States Bankruptcy Court for the District of Utah. A motion has been filed requesting authority from the Bankruptcy Court to liquidate the subsidiary's assets, at auction. A hearing regarding this motion was held on April 25, 2001 and extended the period for creditor claims until September 2001. On December 19, 2001, the court approved the liquidation of Alpha Computer Solutions, Inc.

NOTE 4  EQUITY

(A) Stock Subscription

In August 2001,the Company cancelled 300,000 shares of common stock and the related $12,000 of subscriptions receivable.


                AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY

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

ANDERSON

On January 8, 2001, Lori Anderson sued ACCI (and four other named defendants) for the sale of ACCI securities to her. Ms. Anderson claims that she is owed money damages in the amount of $30,000, plus punitive and other damages as requested in the Complaint. ACCI has pursued discussions with counsel for the plaintiff to determine if she would be willing to amend her Complaint to drop ACCI, as we did not participate in any sale of securities to the Plaintiff (which was done in an unrelated third-party private sale transaction). Anderson dropped the complaint and the case was dismissed, there were no monetary settlement of any kind

BANKRUPTCY FILING.

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

ITEM 5.   OTHER INFORMATION

RESIGNATION OF DIRECTORS AND OFFICERS

The Following directors resigned on July 30, 2001: William Anthony and Thomas Keene with the sole remaining director being Ronald Mears. William Anthony also resigned as President of Company and Thomas Keene resigned as Vice President.

On December 4, 2001 Mr. Mears resigned as President, Secretary and Treasurer. Mr. Mears as the sole board member elected Mr. Thomas Krucker to the positions of President, Secretary, and Treasurer. Mr. Krucker was also appointed to serve on the Board with Mr. Mears until the next meeting of shareholders.

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


AMERICAN CAREER CENTERS, INC.

   By:  /s/ Thomas Krucker
            ---------------------
            Thomas Krucker
            Chairman and Chief Executive Officer


Dated: December 31, 2001