Form 10KSB
period 2001-12-31
AMERICAN CAREER CENTERS INC
filed 2002-02-28
CIK 1041580

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM         TO
                                           -------    ----------

                      COMMISSION FILE NUMBER 000-22785


                         AMERICAN CAREER CENTERS, INC.
                (Name of registrant as specified in its charter)


                    Nevada                          87-0636498
         (State of other jurisdiction of        (I.R.S. Employer
          incorporation or organization)      Identification Number)


                   2505 Rancho Bel Air
                 Las Vegas, Nevada 89107       702-878-3397
              (Registrant's address and telephone number of principal executive office and principal place of business)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Title                    Shares Outstanding as of December 31, 2001

Common Stock, par value $.0001                      23,016,070


        As of December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $2,161,928.


                      AMERICAN CAREER CENTERS, INC.
                               FORM 10-KSB
                   FOR THE YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS                                                        PAGE

PART I                                                                     4

 ITEM 1. DESCRIPTION OF BUSINESS                                           4
 ITEM 2. DESCRIPTION OF PROPERTY                                           6
 ITEM 3. LEGAL PROCEEDINGS                                                 6
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               6

PART II.                                                                   6

 ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.         6
 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        10
 ITEM 7. FINANCIAL STATEMENTS                                             13
 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                         13

PART III.                                                                 13

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                13
ITEM 10. EXECUTIVE COMPENSATION                                           15
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                            15
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   17
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                 18



PART I

CAUTIONARY STATEMENT REGARDING "FORWARD LOOKING STATEMENTS

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

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained in this filing to reflect future results, events or developments.

ITEM 1:  DESCRIPTION OF BUSINESS

GENERAL

We were formed in June 1999 as a holding company for the acquisition of information technology career training centers and related businesses. Effective December 3, 1999, ACCI acquired 100% of the outstanding shares of Tunlaw International Corporation ("Tunlaw"), a publicly-reporting company, in exchange for an aggregate of 200,000 shares of common stock of ACCI, with Tunlaw becoming a wholly-owned subsidiary of ACCI. With the completion of this acquisition, we became the successor issuer to Tunlaw, and we retained public company reporting status under the Securities Exchange Act of 1934. Tunlaw has had no operations to date.

We completed our first acquisition in June 1999 through the purchase of 100% of the capital stock of Alpha Computer Solutions, Inc., a Utah corporation. Alpha began operations in June 1998 and trained over 5,700 students in its first year of operation. Alpha ceased operations on March 28, 2001, when it filed for bankruptcy under Chapter 7 of the United States Bankruptcy Code.

CONTINUING OPERATIONS

Prior to March 28, 2001, the date that all Alpha operations ceased, we conducted all of our training operations through that subsidiary in the State of Utah. Due to our inability to meet the financial burdens imposed upon training schools as the result of new legislation adopted by the State of Utah in late fiscal year 2000, we began to explore opportunities for the acquisition of other training centers outside of Utah, to which we could incorporate our techniques and training methods. After filing for bankruptcy protection for Alpha under Chapter 7 of the United States Bankruptcy Code, we cut our staff to only three individuals (our Chairman and CEO, our President and our Chief Financial Officer), and focused exclusively on finding revenue-producing targets for our acquisition strategy. Despite our efforts, however, we were unable to continue to fund even these minimal activities and, in July 2001, our President and Chief Financial Officer resigned from their positions with ACCI, leaving ACCI with very little ability to conduct any operation at all. For that reason, our Chairman and Chief Executive Officer, Ron Mears, was determined to seek another method of developing a revenue stream for our company and our shareholders, whether or not it was related to the training school business previously engaged in by us. Thomas Krucker, who has extensive experience in the turn-around of companies such as ours, was invited to join ACCI as a director and to serve as our President, which he agreed to do. Under his tutelage, we began to explore seriously other non-training school related opportunities in the fourth quarter of 2001, leading to our negotiation of an agreement with the sole shareholder of Water Star Bottling, Inc. ("WSB") for the acquisition of ACCI. Mr. Mears subsequently resigned from his duties as CEO of ACCI and currently serves as a director.

WSB is a Wyoming corporation which owns proprietary branded names for bottled water, which it bottles, packages, sells and distributes within the United States. On January 18, 2002, we entered into a definitive agreement (the "Agreement") with WSB, DeBaux Holdings, L.L.C., which owns all of the capital outstanding stock of WSB ("DeBaux"), and ACCI. Once this transaction is complete, we will receive 82,820 shares of WSB in exchange for DeBaux's receipt of (1) 48,000,000 shares of our Common Stock and (2) 4,000,000 shares of our Series A Convertible Preferred Stock in a transaction intended to comply with the reorganization provisions of Section 368(a)(1)(B) of the Internal Revenue Code. The closing of this transaction is anticipated to occur before the end of the first fiscal quarter of 2002, although there can be no assurance that such closing will occur then, or at all, as it is dependent upon the occurrence of several conditions precedent to the closing, including the filing of this Form 10-KSB by us.

If the closing of the above-described acquisition of ACCI by WSB occurs as expected, we will file a full description of the consolidated business and operations of our post-acquisition company, as well as all consolidated historical and pro forma financial statements, as and when required by the Securities Exchange Act of 1934.

EMPLOYEES

As of December 31, 2001, we had one employee, our President, Thomas Krucker, who is working without salary. He was compensated with 500,000 shares of our common stock for the period from December 4, 2001 through March 4, 2002. As of the date of this filing, ACCI's management is composed solely of Mr. Krucker, who also serves on our Board of Directors together with Ronald Mears, our prior CEO.

ITEM 2:  DESCRIPTION OF PROPERTY

As of December 31, 2001, our principal executive office was located at 2505 Rancho Bel Air, Las Vegas, Nevada 89107. These facilities are a shared space as part of the President's other business operations. We pay no rent for our facilities and office services at that location.

ITEM 3: LEGAL PROCEEDINGS

Anderson

On January 8, 2001, Lori Anderson sued ACCI (and four other named defendants) in Superior Court for the sale to her of ACCI securities by a third party in a transaction not involving ACCI. On November 20, 2001, the Superior Court entered a dismissal with prejudice of Ms. Anderson's lawsuit, as part of a negotiated settlement among the named defendants. No monetary amount or other property was paid or given over to Ms. Anderson or any other person by us as part of this settlement, nor are we obligated to do so in the future.

BANKRUPTCY FILING

On March 28, 2001, Alpha filed Chapter 7 bankruptcy in the United States Bankruptcy Court for the District of Utah. A motion was filed requesting authority from the Bankruptcy Court to liquidate the subsidiary's assets at auction. A hearing regarding this motion was held on April 25, 2001 and the period for creditor claims was extended to June 2001. On April 26, 2001, the trustee held an auction and liquidated all of Alpha's assets. On April 26, 2001, the Trustee made a final distribution of assets to Alpha's creditors.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock began trading on the Over-the-Counter Electronic Bulletin Board under the symbol "ACCI" in December 2000. The following table sets forth, for the periods indicated, quotations for the high and low bid prices for our common stock for the calendar year ended in December 2001. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

--------------------------------------      -----    -----
             BID                             High     Low
--------------------------------------      -----    -----
1st Quarter ,ending March 30, 2001          $3.00    $0.08
2nd Quarter, ending June 30, 2001           $0.85    $0.07
3rd Quarter, ending September 30, 2001      $0.52    $0.11
4th Quarter ending December 31, 2001        $0.24    $0.04
--------------------------------------      -----    -----

We have issued securities that are exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to of Regulation D of the General Rules and Regulations of the Securities and Exchange Commission.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

Below is a list of all transactions for the sale of unregistered securities made by ACCI for the period January 1, 2001 through December 31, 2001:

(1) During May 2001, we sold, in a private placement, 1,200,000 shares of common stock for an aggregate of $48,000, or an average of $0.04 per share. The securities were sold only to accredited investors pursuant to Rule 505 of Regulation D promulgated under the Securities Act.

(2) During May 2001, we issued a total of 5,000,000 shares of common stock and 1,000,000 options to purchase 1,000,000 shares of common stock at $0.50 per share to Ronald Mears for various financial guaranties and reimbursement of expenses made on behalf of ACCI. These shares were valued at $0.07 per share, the market value at the date of authorization.

(3) During May 2001, we issued 2,000,000 shares of common stock to pay off an aggregate amount of $80,000 in loans made to ACCI in fiscal year 1999. We issued 650,000 shares of common stock to Strategic Planning, Inc., 650,000 shares of common stock to Arcadia Restoration Corp., and 700,000 shares of common stock to Computer Assets, Inc. Each of these shares were valued at $0.07 per share, the market value at the date of authorization.

(4) In November 2001, we authorized the issuance of 150,000 shares to Bill Anthony, the former President of ACCI, and an additional 150,000 shares to Tom Keene, the former Chief Financial Officer of ACCI, in lieu of cash reimbursement for certain expenses accrued on behalf of ACCI during their employment at ACCI.

(5) On November 30, 2001, we issued 4,400,000 shares of restricted common stock with registration rights as provided for under regulation S-8 to five consultants for services rendered to us during fiscal year 2001. Following is a list of the consultants and the compensation they received:

            James Hines -   800,000 shares of restricted common stock,
                            in lieu of $24,000 for services rendered.

            Joe Kaufman -   1,000,000 shares of restricted common stock,
                            in lieu of $41,600 for services rendered.

              John King -   800,000 shares of restricted common stock,
                            in lieu of $33,300 for services rendered.

         Gregory Pitner -   800,000 shares of restricted common stock,
                            in lieu of $33,330 for services rendered.

        Thomas Prestley -   1,000,000 shares of restricted common stock,
                            in lieu of $41,600 for services rendered.

 We filed the applicable Business Advisory Agreements reflecting the terms of our agreement with each of these consultants with the SEC as exhibits to the Form S-8 on January 7, 2002.

(6) On December 4, 2001, we issued 500,000 shares of common stock to our current President, Thomas Krucker, as compensation for services rendered during the period December 2001 through March 2002. We have not negotiated any other compensation or salary structure with him as of the date of this filing.

(7) On December 18, 2001, we issued 3,550,000 shares of common stock and 2,250,000 warrants to the following consulting firms, as consideration for business development and advisory services in the United States and in Europe:

                               Common Stock               Warrants
                               ------------     ---------------------------
WebQuest International, Inc.    2,400,000       100,000 Class A Warrants(1)
                                                100,000 Class B Warrants(2)
                                                100,000 Class C Warrants(3)

GlenCourt Holdings, Inc.        650,000(4)      325,000 Class A Warrants(1)
                                                325,000 Class B Warrants(2)
                                                325,000 Class C Warrants(3)

Maree Holdings, Inc.            500,000(5)      325,000 Class A Warrants(1)
                                                325,000 Class B Warrants(2)
                                                325,000 Class C Warrants(3)

1 Class A Warrants entitle the holder to purchase common stock for $0.125 per share for a period of two years.

2 Class B Warrants entitle the holder to purchase common stock for $0.167 per share for a period of two years.

3 Class C Warrants entitle the holder to purchase common stock for $0.208 per share for a period of two years.

4 GlenCourt Holdings is eligible to receive up to 350,000 additional shares of our common stock in the event we close the WSB transaction before March 14, 2002.

5 Maree Holdings is eligible to receive up to 500,000 additional shares of our common stock in the event that we close the WSB transaction before March 14, 2002.

In each of the private transactions referenced above, we believe (and have received investor representations to the effect that) each purchaser:

- was aware that the securities had not been and may never be registered under federal or state securities laws;

- acquired the securities for his/her/its own account for investment purposes only, and not with a view toward reselling, transferring or distributing such securities except in accordance with applicable law;

- understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and

- was aware that the certificate representing the securities would bear a legend restricting its transfer. We believe that, in light of the above, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

Currently, ACCI has 20,000,000 shares of preferred stock authorized and unissued, for which the rights, preferences, and restrictions may be set from time to time by the Board of Directors. On December 17, 2001 the Board authorized the designation of a sub-class of preferred stock, to be identified as Series A Convertible Preferred Stock. The Company plans to file Amended and Restated Articles of Incorporation to designate 6,000,000 shares of preferred stock as Series A Convertible Preferred Stock and to increase the number of authorized common stock. Each share of Series A Convertible Preferred Stock will have the following rights:

        1) each holder of one share of Series A Convertible Preferred Stock is entitled to 30 votes on all matters that come before the shareholders for a vote;

        2) the shares of Series A Convertible Preferred Stock have a liquidation preference equal to $1.87;

        3) each share of Series A Convertible Preferred Stock may be converted into 30 shares of common stock at the election of the holder of the Series A Convertible Preferred Stock, and will convert automatically upon (a) the filing of a registration statement for a public offering to sell stock; or
(b) the sale by ACCI of all or substantially all of our capital stock or assets; and

        4) each share of Series A Convertible Preferred Stock will receive a cumulative non-compounded annual dividend equal to one half of one percent (0.50%) of $1.87 before any dividends are declared or paid on our common stock, and before any of our common stock is redeemed.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION.

We were formed in June 1999 as a holding company to acquire information technology career training centers. We completed our first acquisition in June 1999, through the purchase of 100% of the capital stock of Alpha Computer Solutions, Inc., a Utah corporation. As Tunlaw (another wholly-owned subsidiary of ACCI) conducts only organizational activities, our holding company activity reflects consolidated results that include only the operations of Alpha Computer Solutions, Inc. Alpha began its operations in June 1998 and trained over 5,700 students in various information technology courses in its first year of operation.

In the last fiscal quarter of 2000, the state of Utah passed a law that required all training schools operating in that state to post a $750,000 bond. We were not able to meet the financial requirements of the bond, and Alpha was forced to shut down operations shortly thereafter. As of March 28, 2001, as a result of increasing losses and its inability to meet its financial obligations, we ceased all operations by that company and, the next day, Alpha filed for protection from its creditors under Chapter 7 of the Bankruptcy Code.

During fiscal year 2001, we planned to focus on the research and identification of training schools in the United States that would comprise, as a group, a complementary array of training specialties. We made significant progress in identifying potential targets for acquisition, however, we were never able to obtain the cash and other resources effectively to implement that strategy. When our former President and Chief Financial Officer each decided to resign from ACCI, we invited Thomas Krucker, an individual who had prior experience with turning around publicly-reporting companies like ACCI, to serve as our President. It was determined that the best way to attempt to salvage the value of our company for our shareholders was to look at other business opportunities unrelated to the training school activities we had previously engaged in, and we began to search for businesses that were revenue producing and offered to us and our shareholders a fairly immediate replacement revenue stream.

In the fourth fiscal quarter of 2001, we negotiated with the shareholders of Water Star Bottling, Inc., a private Wyoming corporation ("WSB") which bottles, packages, sells and distributes branded water beverages, for the acquisition of ACCI by WSB's sole shareholder. The transaction was structured as a stock for stock reorganization under Section 368(a)(1)(B) of the Internal Revenue Code, and if it closes as expected in the first quarter of 2002, it will result in WSB being a wholly-owned subsidiary of ACCI. The closing of the WSB transaction is dependent upon the occurrence of several conditions precedent to closing, including the filing of this Form 10-KSB with the United States Security and Exchange Commission. There can be no assurance that the closing will occur when planned, or at all. While our management believes that the closing can occur in the current fiscal quarter as planned, and has taken steps to cause that to happen, if we were not to be acquired by WSB, then we would have to begin the search for another revenue-producing business to acquire (or be acquired by) us. We may not have sufficient resources to continue to maintain our limited operations or retain our management or directors until that eventuality could come to pass. If the closing of the planned acquisition of ACCI by WSB occurs as expected, ACCI will file a full description of the consolidated business and operations of our post-acquisition company, as well as all consolidated historical and pro forma financial statements, as and when required by the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS.

TWELVE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenues for the period ended December 31, 2001 were $245,503, which represented a decrease of $1,729,062, or approximately 87.6% from $1,974,565 for the period ended December 31, 2000. This decrease is attributable to the discontinued operations of Alpha, our sole operating unit, on March 28, 2001.

Due to Alpha's discontinued operations, the costs of expenses, sales, selling and marketing and other general and administrative charges that are discussed below cover only the first quarter of 2001, while the cost breakdown of 2000 covers the entire fiscal year.

Cost of sales for the three months ended March 31, 2001 was $201,656, which represents a decrease of $684,274, or 77% from $885,930 recorded for the year ended December 31, 2000. Selling and marketing expenses for the three months ended March 31, 2001 were $123,004, which represented a decrease of $949,428, or approximately 88.5% from $1,072,432 for the year ended December 31, 2000. General and administrative expenses for the three months ended March 31, 2001 were $273,513, which represented a decrease of $1,102,714, or approximately 80% from $1,376,227 for fiscal year 2000. Interest expense consists primarily of interest expense on promissory notes for loans from certain investors.
Interest expense for the three months ended March 31, 2001 was ($4,223), which represents a decrease of $21,726, or approximately 83.7% from interest expense of ($25,949) for fiscal year 2000. These decreases are attributable to Alpha's discontinued operations in March 2001.

Our net operating loss for the fiscal year ended December 31, 2000 totaled ($1,485,567), or ($0.025) per share, compared to a net loss of ($945,476) or ($0.11) per share, for the fiscal year ended December 31, 2001, which is approximately a 36% decrease. This decrease in net loss is due to the Company's gain on disposal of discontinued operations of $1,681,540 due to Alpha's bankruptcy filing in March 2001. Our loss from continuing operations for the year 2001 was ($2,270,155), and Alpha's loss from discontinued operations for January to March 2001 was ($90,164).

FACTORS AFFECTING FUTURE OPERATIONS.

Our operating results may fluctuate substantially in the future as a result of a variety of factors, including our anticipated acquisition by WSB, which represents an entirely new and unrelated business line for us. As a result of this and other factors, our operating results may vary substantially in the future, and there can be no assurance that we will be able to generate profitability.

SEASONAL ASPECTS.

Our business is not seasonal because at this time the company has no active business operations. If the acquisition with WSB is closed as planned, we will discuss seasonability and other aspects of our post-acquisition filing on Form 8-K following the closing.

SUBSEQUENT EVENTS.

On January 3, 2002, we authorized the issuance of 8,500,000 shares of restricted common stock to the following three consulting firms: Arcadia Restoration Corp., Lochart Whelin Corporation, and Maree Holdings, Inc., each of which have assisted us in the development and evaluation of a number of business opportunities. Of this amount, Maree Holdings will receive 2,500,000 after the WSB closing, while Arcadia and Lochart Whelin each received 1,500,000 shares, with an additional 1,500,000 shares to be issued to each of Arcadia and Lochart Whelin after the WSB closing. In addition, our management authorized the issuance of 6,500,000 shares to two consulting firms, McGrath Corporation and WebQuest International, each of which have also assisted ACCI in developing business opportunities. These shares have not been issued as of the date of this filing.

On January 18, 2002, ACCI agreed to loan Water Star Bottling, Inc. $250,000 pursuant to the terms of a note secured by 2,180 shares of fully paid and non-assessable common stock of WSB. As of the date of this document ACCI has fully funded the loan for the $250,000, which was one pre-condition of the proposed transaction between Water Star and ACCI.

On January 18, 2002, the Board of Directors authorized the President of ACCI to sign a definitive agreement for the purchase of WSB and its 85% owned subsidiary Geyser Products LLC. The agreement calls for the exchange of 97.5% of the shares of WSB for 48,000,000 shares of the Common Stock of ACCI and 4,000,000 shares of ACCI's Series A Convertible Preferred Stock. At this same meeting, the Board of Directors authorized the issuance of up to 12,000,000 shares of our common stock to raise funding for ACCI and the post-acquisition consolidated company. As of the date of this filing, ACCI has raised $280,000 in private placement funds from the sale of 4,666,666 shares of common stock at $0.06 per share.

On February 13, 2002, our Board of Directors authorized the issuance of 1,510,416 shares in connection with two pending consulting agreements with Michael Empey and Thomas Presley. The shares of restricted common stock to be issued to the consultants, once the agreements are executed, have registration rights as provided for under regulation S-8 for each of the consultants, in consideration for services rendered in developing new business opportunities for ACCI, including bringing value to the proposed transaction with WSB in the area of distribution in Mexico and along the U.S.-Mexican border.

On February 14, 2002, our Board of Directors authorized the issuance of 350,000 shares of restricted common stock to pay off a loan in the amount of $25,000. The shares were issued on February 19, 2002.

ITEM 7:  FINANCIAL STATEMENTS






                          AMERICAN CAREER CENTERS, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001




                          AMERICAN CAREER CENTERS, INC.
                                 AND SUBSIDIARY


CONTENTS                                                       PAGE


 INDEPENDENT AUDITORS' REPORT                                   F-1

 CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001             F-2

 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS            F-3
 ENDED DECEMBER 31, 2001 AND 2000

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'            F-4 - 5
 DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED      F-6
 DECEMBER 31, 2001 AND 2000

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-7 - F-13

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
American Career Centers, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of American Career Centers, Inc. and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the two years ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of American Career Centers, Inc. and Subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the two years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has ceased operations, has a working capital and stockholders' deficiency of $173,087. These matters raise substantial doubt about the Company's ability to continue as going concern. Management's Plan in regards to these matters is also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
February 6, 2002

                       AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEET
                                 AS OF DECEMBER 31, 2001


                                     ASSETS

TOTAL ASSETS                                                          $         -
                                                                          =======
                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable and other accrued expenses                           $   148,087
Note payable                                                               25,000
                                                                       ----------
    Total Current Liabilities                                             173,087
                                                                       ----------


STOCKHOLDERS' DEFICIENCY


Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding                                                     -
Common stock, $.0001 par value, 100,000,000 shares authorized,
14,266,070 shares issued and outstanding                                    1,427
Common stock to be issued, 9,600,000 shares                                   960
Additional paid in capital                                              4,346,557
Accumulated deficit                                                    (4,495,364)
Less: stock issued for future services                                    (26,667)
                                                                       ----------
Total Stockholders' Deficiency                                           (173,087)
                                                                       ----------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $          -
                                                                       ==========

                      AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31, 2001AND 2000


                                                              2001          2000
OPERATING EXPENSES
General and administrative                              $  2,270,155    $    89,963
                                                          ----------     ----------
LOSS FROM OPERATIONS                                      (2,270,155)       (89,963)

OTHER INCOME (EXPENSE)
Other expenses                                                     -           (201)
                                                          ----------     ----------
LOSS FROM CONTINUING OPERATIONS                           (2,270,155)       (90,164)

DISCONTINUED OPERATIONS
Loss from discontinued operations                           (356,861)    (1,395,403)
Gain on disposal of discontinued operations                1,681,540              -
                                                          ----------     ----------
NET LOSS                                                $   (945,476)   $(1,485,567)
                                                          ==========     ==========
NET LOSS PER SHARE - BASIC AND DILUTED
Loss from continuing operations                         $      (0.27)   $     (0.02)
Gain (loss) from discontinued operations                        0.16          (0.23)
                                                          ----------     ----------
                                                        $      (0.11)   $     (0.25)
                                                          ==========     ==========

Weighted average shares outstanding during
the period - basic and diluted                             8,460,317      6,057,461
                                                          ==========     ==========


                        AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY
                      STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                       FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                              Additional
                          Preferred Stock             Common Stock           Common Stock to be Issued         Paid-In
                         Stock     Amount           Stock     Amount            Stock          Amount           Capital
                       -------     ------       ----------    -------        ---------         ------          ---------

Balance,
December 31, 1999            -    $     -        5,902,500  $     590                -       $      -       $  1,258,962

Issuance of
common stock for
cash and to satisfy
an accrued payroll
liability                    -          -          288,570         29                -              -            898,502

Redemption of
 common stock                -          -         (125,000)       (12)               -              -                 12

Net loss for 2000            -          -                -          -                -              -                  -
                       -------     ------       ----------    -------        ---------         ------          ---------
Balance,
December 31, 2000            -          -        6,066,070        607                -              -          2,157,476

Issuance of common
 stock for cash              -          -        1,200,000        120                -              -             47,880

Issuance of common
 stock for services
 - officer                   -          -        5,000,000        500                -              -            349,500

Common stock to be
 issued for
 services                    -          -                -          -        9,100,000            910          1,164,090

Common stock to be
 issued for
 services - officer          -          -                -          -          500,000             50             39,950

Issuance of common
 stock for services
 - consultants               -          -        2,000,000        200                -              -            139,800

Issuance of common
 stock warrants for
 services
 - consultants               -          -                -          -                -              -            447,861

Net loss for 2001            -          -                -          -                -              -                  -
                       -------     ------       ----------    -------        ---------         ------          ---------
BALANCE,
DECEMBER 31, 2001            -    $     -       14,266,070  $   1,427        9,600,000       $    960       $  4,346,557
                       =======     ======       ==========    =======        =========         ======          =========


                        AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY
                      STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (continued)

                                                Stock Issued
                             Accumulated          for Future         Subscriptions
                                Deficit            Services            Receivable            Total
                              ----------           --------             --------          ---------

Balance,
December 31, 1999          $  (2,064,321)       $         -          $   (61,250)       $  (866,019)

Issuance of
common stock for
cash and to satisfy
an accrued payroll
liability                              -                  -               61,250            959,781

Redemption of
 common stock                          -                  -                    -                  -

Net loss for 2000             (1,485,567)                 -                    -         (1,485,567)
                              ----------           --------             --------          ---------
Balance,
December 31, 2000             (3,549,888)                 -                    -         (1,391,805)

Issuance of common
 stock for cash                        -                  -                    -             48,000

Issuance of common
 stock for services
 - officer                             -                  -                    -            350,000

Common stock to be
 issued for
 services                              -                  -                    -          1,165,000

Common stock to be
 issued for
 services - officer                    -            (26,667)                   -             13,333

Issuance of common
 stock for services
 - consultants                         -                  -                    -            140,000

Issuance of common
 stock warrants for
 services
 - consultants                         -                  -                    -            447,861

Net loss for 2001               (945,476)                 -                    -           (945,476)
                              ----------           --------             --------          ---------
BALANCE,
DECEMBER 31, 2001          $  (4,495,364)       $   (26,667)         $         -        $  (173,087)
                              ==========           ========             ========          =========


                        AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                        2001            2000
                                                                     --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                          $  (945,476)     $ (1,485,567)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
Depreciation and Amortization                                               -           140,033
Stock issued for services                                           1,668,333                 -
Warrants issued for services                                          447,861                 -
Provision for doubtful accounts                                        10,000                 -
Discontinued operations                                            (1,375,158)                -
(Increase) in accounts receivable                                           -           (31,370)
(Increase) in inventories                                                   -            (9,173)
(Increase) in prepaid expenses and other assets                             -              (800)
Increase in accounts payable and accrued expenses                      88,567           160,997
Increase in payroll taxes payable                                           -           146,045
(Decrease) in accrued payroll and payroll taxes                             -           (65,394)
Increase in deferred revenue                                                -           361,944
                                                                     --------         ---------
Net Cash Used In Operating Activities                                (105,873)         (783,285)
                                                                     --------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                         -           (99,577)
Notes receivable                                                            -           (15,000)
Deposits                                                                    -             1,575
                                                                     --------         ---------
Net Cash Used in Investing Activities                                       -          (113,002)
                                                                     --------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on notes payable                                                    -           (47,250)
Net proceeds from notes payable                                        25,000            64,000
Proceeds from issuance of common stock                                 48,000           869,531
                                                                     --------         ---------
Net Cash Provided By Used In Financing Activities                      73,000           886,281
                                                                     --------         ---------
NET DECREASE IN CASH                                                  (32,873)          (10,006)

CASH, BEGINNING OF YEAR                                                32,873            42,879
                                                                     --------         ---------
CASH, END OF YEAR                                                $          -      $     32,873
                                                                     ========         =========

SUPPLEMENTAL DISCLOSURE OF NON - CASH INVESTING AND FINANCING ACTIVITIES:

During 2000, the Company issued stock to satisfy a
liability for accrued payroll aggregating $90,250                $          -      $     90,250
                                                                     ========         =========

                 AMERICAN CAREER CENTERS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2001


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

American Career Centers, Inc. was incorporated in the state of Nevada on June 15, 1999. The Company is currently searching for a company to effect a merger, exchange of capital stock, asset acquisition or other business combination (See
Note 7(B)).

(B) Principles of Consolidation

The accompanying consolidated financial statements include American Career Centers, Inc. and Tunlaw International Corporation hereafter referred to as (the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturates of three months or less at the time of purchase to be cash equivalents.

(E) Income Taxes

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

(F) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company's accounts payable and current note payable approximates fair value due to the relatively short period to maturity for these instruments.

(G) Per Share Data

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

For 2001, the effect of the assumed exercise of 1,005,000 stock options was not utilized in the computation of diluted earnings per share, as the results would not have been materially different. For 2000, the effect of the assumed exercise of 403,450 stock options was not utilized in the computation of diluted earnings per share since the effect was anti-dilutive.

(H) Segment Information

During 2001 and 2000, the Company operations consisted only of the activity of its wholly owned subsidiary Alpha Computer Solutions, (See Note 4) therefore, segment disclosure has not been presented.

(I) New Accounting Pronouncements

Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2  NOTES AND LOANS PAYABLE

The following schedule reflects note payable at December 31:

Note payable to individual, non-interest bearing, due
January 30, 2002, unsecured (See Note 7(C))              $    25,000
                                                           ---------
TOTAL - ALL CURRENT                                      $    25,000
                                                           =========
NOTE 3  STOCKHOLDERS' DEFICIENCY

(A) Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock at $.0001 par value to be issued in one or more series with such rights, preferences, and restrictions as determined by the Board of Directors at the time of authorization of issuance. During December 2001, the Company's Board of Directors approved the designation of 6,000,000 shares of preferred stock as Series A convertible preferred. As of the date of these financial statements, the amendment has not been approved by the State of Nevada.


(B) Common Stock Issuances

During 2001, the Company issued 1,200,000 shares of common stock to individuals for cash of $48,000.

During 2001, the Company issued 5,000,000 shares of common stock to officer for services having a fair value of $350,000.

During 2001, the Company issued 2,000,000 shares of common stock to consultants for services having a fair value of $140,000.

During 2000, the Company issued 288,570 shares of common stock to individuals for cash of $869,531 and to satisfy an accrued payroll liability of $90,250.

(C) Common Stock to be Issued

As of December 31, 2001, the Company authorized the issuance of 9,100,000 shares of common stock to consultants and 500,000 shares of common stock to an officer having a fair value of $1,165,000 and $40,000, respectively, for services incurred during the year ended December 31, 2001.

(D) Stock Options Granted Under Employment Agreements

In Accordance with SFAS 123, for options granted to employees, the Company applies APB Opinion No. 25 and related interpretations in accounting for the options issued. No compensation cost has been recognized for options issued under the employment agreements. For financial statement disclosure purposes and for purposes of valuing stock options issued, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123. There was no resulting Black-Scholes value for the stock options, as the exercise price of the options as stipulated in the option agreements exceeded the fair market value of the stock on the grant date. Had compensation cost been determined based on the fair market value at the grant date, consistent with SFAS 123, the Company's Net Loss and loss per share amounts would not have changed in 2001.

For financial statement disclosure purposes the fair market value of each stock option issued to an employee is estimated on the date of grant using the minimum value method in accordance with SFAS 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.34%, and expected term of two years.

A summary of the Company's Plan as of December 31, 2001 and 2000 and changes during the years is presented below:


                                                                         Weighted-
                                                     Number of            Average
                                                      Shares           Exercise Price
                                                     ---------            ---------
STOCK OPTIONS
Balance, January 1, 2000                               327,500         $       5.00
Granted                                                107,350                 5.00
Exercised                                                    -                    -
Forfeited                                              (31,400)                5.00
                                                     ---------            ---------
Balance, December 31, 2000                             403,450                 5.00
Granted                                              1,000,000                 0.50
Exercised                                                    -                    -
Forfeited                                             (398,450)                5.00
                                                     ---------            ---------
Balance, December 31, 2001                           1,005,000         $       0.52
                                                     =========            =========
Options exercisable at end of period                 1,005,000         $       0.52
                                                     =========            =========
Weighted average fair value of options
granted during the period                                              $       0.50
                                                                          =========

The following table summarizes information about options outstanding at December 31, 2001:

---------------------------------------------------------------------    ----------------------------
                        Options Outstanding                                  Options Exercisable
---------------------------------------------------------------------    ----------------------------
                                         Weighted
                    Number                Average           Weighted        Number           Weighted
Range of         Outstanding at          Remaining          Average      Exercisable at      Average
Exercise          December 31,          Contractual         Exercise      December 31,       Exercise
Price               2001                   Life              Price           2001             Price
----------      ----------------      ---------------      ----------     -----------      ----------
$  5.00                5,000                  -         $       5.00           5,000     $       5.00
   0.50            1,000,000                  2                 0.50       1,000,000             0.50
---------------------------------------------------------------------    ----------------------------

The following table summarizes information about options outstanding at December 31, 2000:

---------------------------------------------------------------------    ----------------------------
                        Options Outstanding                                  Options Exercisable
---------------------------------------------------------------------    ----------------------------
                                         Weighted
                    Number                Average           Weighted        Number           Weighted
Range of         Outstanding at          Remaining          Average      Exercisable at      Average
Exercise          December 31,          Contractual         Exercise      December 31,       Exercise
Price               2001                   Life              Price           2001             Price
----------      ----------------      ---------------      ----------     -----------      ----------
$  5.00              403,450                  1         $       5.00         403,450     $       5.00
---------------------------------------------------------------------    ----------------------------


(E) Common Stock Warrants

The Company issued three series of warrants during the year, 750,000 Series A warrants at an exercise price of $0.125 per share, 750,000 Series B warrants at an exercise price of $0.167 per share and 750,000 Series C warrants at an exercise price of $0.208 per share to various consultants during 2001. The fair market value of the warrants aggregating $447,861, was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 394%, risk-free interest rate 3.05%, expected option life 2 years. The $447,861 was charged to 2001 general and administrative expense at the grant date.

NOTE 4  DISCONTINUED OPERATIONS

During March 2001, the Company's Alpha Computer Solutions, Inc. subsidiary filed for Chapter 7 Bankruptcy protection and as of December 31, 2001, has been fully liquidated. As a result, the Company recorded a gain on the disposal of Alpha Computer Solutions, Inc. of $1,681,540, and a loss from discontinued operations of $356,861. The results of operations for 2000 and the three months of 2001 have been classified as discontinued operations in the consolidated financial statements.

Information relating to the operations of the subsidiaries for the years ended December 31, 2001 and 2000 are as follows:

                                                          2001                   2000
                                                      ----------              ----------
Revenues                                        $        245,503        $      1,974,565
Costs and expenses                                       602,364               3,369,968
                                                      ----------              ----------
Net loss                                        $       (356,861)       $     (1,395,403)
                                                      ==========              ==========

NOTE 5  INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2001 is summarized as follows:

                                                          2001                    2000
                                                      ----------              ----------
Current:
Federal                                         $              -        $              -
State                                                          -                       -
Deferred-Federal and State                                     -                       -
Change in Valuation Allowance                                  -                       -
                                                      ----------              ----------
Income tax expense (benefit)                    $              -        $              -
                                                      ==========              ==========

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2001 and 2000, as follows:


                                                          2001                    2000
                                                      ----------              ----------

U.S. Federal income tax provision (benefit)     $       (772,000)       $       (505,000)
Effect of net operating loss carryforward                772,000                 505,000
                                                      ----------              ----------
                                                $              -        $              -
                                                      ==========              ==========

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                          2001                    2000
                                                      ----------              ----------
Deferred tax assets:
Net operating loss carryforward                 $        832,000        $      1,207,000
                                                      ----------              ----------
Total gross deferred tax assets                          832,000               1,207,000
Less valuation allowance                                (832,000)             (1,207,000)
                                                      ----------              ----------
Net deferred tax assets                         $              -        $              -
                                                      ==========              ==========

At December 31, 2001, the Company had net operating loss carryforward of approximately $2,447,000, for U.S. federal income tax purposes, available to offset future taxable income expiring on various dates beginning in 2016 through 2021.

The valuation allowance at January 1, 2001 was approximately $1,207,000. The net change in the valuation allowance during the year ended December 31, 2001 was a decrease of approximately $375,000.

NOTE 6  GOING CONCERN

As reflected in the accompanying financial statements, the Company has ceased operations at December 31, 2001, has a working capital deficiency and a stockholders' deficiency of $173,087. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to meet its financing requirements, and the success of its effecting a merger, exchange of capital stock, asset acquisition or other business combination (See Note 7(B)). Management believes that actions presently being taken by the Company meet its financing requirements and will provide the opportunity for the Company to continue as a going concern.

NOTE 7  SUBSEQUENT EVENTS

(A) Common Stock and Common Stock Warrants Issued for Services

During 2002, the Company issued 3,350,000 shares of common stock to consultants for services having a fair value of $502,500.

(B) Definitive Agreement

Under a definitive agreement signed January 18, 2002, the Company agreed to acquire approximately 97% of the issued and outstanding common stock of Water Star Bottling, Inc. ("Water Star") in exchange for 48,000,000 shares of common stock and 4,000,000 shares of Series A preferred stock of the Company (See Note 3(A)). Upon completion of the exchange, Water Star will become a subsidiary of the Company and the stockholders of Water Star will become stockholders of approximately 72% of the Company. Generally accepted accounting principles require that the Company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result, the exchange will be treated as an acquisition of the Company by Water Star, and a recapitalization of Water Star. As of the date of this report, the Company had not closed the transaction. However, in contemplation of the merger, the Company advanced $250,000.00 to Water Star subsequant to year-end.

(C) Note Payable Conversion

During February 2002, the Company issued 350,000 shares of common stock with a fair value of $45,000 in exchange for a note payable of $25,000. The Company will record a loss on extinguishment of debt of $20,000 on the conversion date.

(D) Private Placement

During 2002, in a private placement, The Company issued 4,666,666 common shares to investors for total proceeds of $280,000.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no change in, or disagreements with, our principal independent accountant, Weinberg & Co., P.A., during our last three fiscal years.

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

DIRECTORS AND EXECUTIVE OFFICERS

NAME                AGE        POSITION HELD
---------------     ---        ---------------------------------------
Thomas Krucker      62         President, CEO, Secretary, and Director

Ronald C. Mears     63         Director


MR. THOMAS KRUCKER - PRESIDENT, CEO, SECRETARY AND DIRECTOR: Mr. Krucker has a diverse record of success as a business executive and entrepreneur. After graduating from Pepperdine College of Law, California, in 1969, he was a United States Federal Agent for 4 years. He then focused his talents on the business world. From 1970 to 1981 he held a number of executive positions with Toyota Motor Sales USA. During his tenure at Toyota, he attained the positions of Sales Manager for Southern California and achieved a top-level executive posting as the National Import Manager, the company's largest division at the time. He left Toyota to become a partner in a real estate development firm active in condo conversion projects in Texas and on the east coast of the United States. In 1984, he became a majority investor and served as President and CEO in a start up pizza business that became MamaMia Pizza. The company was a branded, fast food pizza concept that was sold to the Host Division of Marriott Corporation in 1990. MamaMia operated in 55 airport locations from Hawaii to New York. The company was taken public and attracted such traditional investors as Bankers Trust, Venture Capital Co. After selling his interest in MamaMia, Mr. Krucker purchased another start-up, Pacific Snax and served as President and CEO. Pacific Snax also became a public company. Mr. Krucker was an early investor and served as President of Fun City Popcorn which in 1994 merged with Tone Products and became public. He was a founding investor in Elast Tech and served as President and CEO which later merged into a public entity. Mr. Krucker currently sits on the Board of Directors of Photon, Inc. a manufacturer and distributor of natural health products and Elast Tech, Inc. Mr. Krucker attended the University of Illinois and subsequently transferred to and graduated from the University of Arizona in 1962 with a bachelor of arts in history and government.

RONALD C. MEARS - DIRECTOR: Since 1995, Mr. Mears has been actively involved with Sales and Sales Management in the computer-training field with New Horizons Computer Learning Centers (now Technology Solutions, Inc.) and with his own company, New Technology Services, Inc. While working at the Salt Lake City New Horizons Computer Learning Center, Mr. Mears began to understand that there was great business potential to be achieved by integrating the various aspects of the effort to "computerize America." Combining training, consulting and personnel placement all under one roof, in May 1997 Mr. Mears founded New Technology Services, Inc. Within one year he was conducting specialized computer network training in Salt Lake City, Denver, Minneapolis, Las Vegas, Chicago and Atlanta. Before working for New Horizons Computer Learning Centers and opening New Technology Solutions, Inc., Mr. Mears had been founder and co-founder of numerous businesses and held management positions in many more, including car rentals, restaurants, single family and commercial construction, and specialty clothing. During the early 1980s Mr. Mears worked as an Account Executive and Loan officer. Mr. Mears is sales manager of Training a la Carte, a Phoenix-based computer training school.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Exchange Act requires our directors and officers and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock in ACCI. Officers, directors and greater-than-ten percent shareholders are required by Commission regulations to furnish ACCI with copies of all Section 16(a) reports they filed. Mr. Ron Mears, a director and greater-than-ten percent shareholder of ACCI, filed a late Form 3 reflecting the Company's issuance to him of 5,000,000 shares and options for the purchase of up to 1,005,000 shares of common stock in May 2001.

ITEM 10:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


                                                                                LONG TERM COMPENSATION
                                                                       --------------------------------------
                                      ANNUAL COMPENSATION                   AWARDS                 PAYOUTS
                             ------------------------------------   ----------------------         -------
        (a)            (b)        (c)          (d)         (e)           (f)            (g)           (h)         (i)
---------------    --------- -------------- ---------- ------------ -------------- -------------- ----------- ------------
                                                          OTHER       RESTRICTED     SECURITIES
 NAME AND                                                 ANNUAL        STOCK        UNDERLYING      LTIP      ALL OTHER
 PRINCIPAL            YEAR      SALARY ($)   BONUS ($)   COMPEN-       AWARD(S)       OPTIONS/      PAYOUTS     COMPEN-
 POSITION                                                SATION ($)      ($)          SARS (#)                  SATION ($)
---------------    --------- -------------- ---------- ------------ -------------- -------------- ----------- ------------

Thomas Krucker,       2001         none         N/A        N/A         500,000             N/A        N/A         N/A
President, CEO,       2000         none         N/A        N/A             N/A             N/A        N/A         N/A
Director              1999         none         N/A        N/A             N/A             N/A        N/A         N/A

Ronald C. Mears,      2001         none         N/A        N/A       5,000,000       1,000,000        N/A         N/A
Director              2000      142,667       4,000        N/A         624,000         110,000        N/A         N/A
                      1999       45,667         N/A        N/A             N/A             N/A        N/A         N/A

William Anthony(1)    2001         none        none        N/A         150,000             N/A        N/A         N/A
                      2000       98,708         N/A        N/A             N/A          20,000        N/A         N/A
                      1999       82,024       5,871        N/A             N/A         110,000        N/A         N/A
---------------    --------- -------------- ---------- ------------ -------------- -------------- ----------- ------------


(1)     Mr. Anthony resigned as President and Director of ACCI in July 2001.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The percentage of beneficial ownership of certain of our shareholders reflected in Column (4) of the table below is based on 31,032,736 shares of our common stock outstanding as of February 15, 2002. The amount of shares owned by certain of our shareholders reflected in Column (3) of the table assumes that all options and warrants have been exercised and/or converted into common stock.

The pro-forma capitalization of ACCI after giving effect to the WSB acquisition will be provided in a Form 8-K following its closing. The WSB transaction is not reflected in the table because (a) it would materially misstate the beneficial ownership of ACCI as of December 31, 2001, and as of the date of this report; (b) we currently do not have sufficient common stock authorized to issue the shares which may issue upon the closing of the WSB transaction; and
(c) the full post-transaction capitalization of the combined companies if the acquisition does occur will be covered in a report filed on Form 8-K following the closing of the WSB transaction. (See Change in Control, below.)


        (1)                       (2)                           (3)               (4)
                                                          Amount & Nature
                                                           of Beneficial      Percent of
Title of Class    Name & Address of Beneficial Owner           Owner             Class
--------------    -----------------------------------     ---------------     ----------
Common Stock      Ronald C. Mears (1)                        6,629,000          21.36%
                  13618 North 99th Avenue, Suite 801
                  Sun City, AZ  85351

Common Stock      Thomas Krucker                               500,000           1.16%
                  2505 Rancho Bel Air
                  Las Vegas, NV  89107

Common Stock      William C. Anthony (2)                       620,000           1.20%
                  3152 Bernina Dr.
                  Salt Lake City, UT  84118

Common Stock      Thomas D. Keene (3)                          530,000           1.71%
                  2817 Willow Wick Drive
                  Sandy, UT  84093

Common Stock      Arcadia Restoration Corp.                  2,150,000           6.92%
                  4535 W. Sahara, Suite 105-135-M
                  Las Vegas, NV  89102

Common Stock      WebQuest International, Inc. (4)           2,700,000           8.70%
                  500 North Rainbow Blvd., Suite 300
                  Las Vegas, NV  89107

Common Stock      GlenCourt Holdings (5)                     1,625,000           5.24%
                  5520 N. Fort Apache
                  Las Vegas, NV  89129

Common Stock      All executive officers and
                  directors as a group (2 persons)           8,255,000          26.60%


(1) Mr. Mears, a Director of ACCI, owns 5,624,000 shares of common stock and 1,005,000 options for the purchase of 1,005,000 shares of common stock.

(2) Mr. Anthony resigned as President of ACCI in July 2001. He owns 620,000 shares of common stock.

(3) Mr. Keene resigned as Treasurer and Secretary of ACCI in July 2001. He owns 530,000 shares of common stock.

(4) WebQuest International, Inc.'s share ownership consists of 2,400,000 shares of common stock, 100,000 Class A Warrants for the purchase of 100,000 shares of common stock, 100,000 Class B Warrants for the purchase of 100,000 shares of common stock and 100,000 Class C Warrants for the purchase of 100,000 shares of common stock.

(5) GlenCourt Holdings' security ownership consists of 650,000 shares of common stock, 325,000 Class A Warrants for the purchase of 325,000 shares of common stock, 325,000 Class B Warrants for the purchase of 325,000 shares of common stock and 325,000 Class C Warrants for the purchase of 325,000 shares of common stock.

CHANGE IN CONTROL.

Upon consummation of the WSB transaction, expected to occur following the filing of this Form 10-KSB, the shareholder of WSB, DeBaux Holdings LLC, will receive 48,000,000 shares of our common stock and 4,000,000 shares of our Series A Convertible Preferred Stock (of which each share of Series A Stock is convertible into 30 shares of our common stock). Before the Series A Stock can be issued, we are required to file a designation of the preferences and rights of the Series A Stock with the Secretary of State of Nevada and we also will need to authorize sufficient additional shares of common stock to cover the conversion of the Series A Stock into common stock. If, after taking those corporate actions, the holder of the Series A Stock elects or is required to convert its shares of Series A Stock to common stock, it will effect a change in control of ACCI.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Krucker is serving as the only officer of ACCI and he is not receiving any cash compensation. He was granted 500,000 shares of common stock as compensation on December 4, 2001 for services rendered during the period from December 4, 2001 to March 4, 2001.

We entered into a three-year employment agreement with Ronald C. Mears as of September 8, 1998 (and modified April 13, 1999). This agreement was terminated on December 4, 2001 when he resigned as an officer of ACCI, but he currently serves as a director of ACCI, for which he does not receive any compensation.

During our 2001 fiscal year, we made the determination to discontinue our trade school operations and seek other business opportunities in the hope of maximizing the value of our company to our shareholders. We engaged several business consultants to review and provide us with advice on a variety of matters, including to assist us with our proposed business transaction with Water Star Bottling, Inc. described elsewhere in this report. Since we had no cash resources to pay these consultants with, we paid them in shares of our common stock, or warrants to purchase our common stock at favorable prices. Given the high risk of our survival, and the uncertainty whether the securities paid to our advisors and consultants would be worth the value of their respective services, we were required to issue to them a high volume of shares which created a significant amount of dilution for our existing shareholders. In all, we entered into 7 advisory and business services agreements, resulting in our obligation to issue 19,400,000 million shares of our common stock, and warrants to purchase an additional 2,250,000 shares of our common stock in the aggregate. Of that total amount, all of the warrants and 6,550,000 shares have actually been issued as of the date this Form 10-KSB is being filed, and 12,850,000 shares are scheduled to be issued as of the date of the closing of the WSB transaction, to our advisors and business consultants under the agreements referenced above.

In November 2001, we authorized the issuance of 150,000 shares to Bill Anthony, the former President of ACCI, and an additional 150,000 shares to Tom Keene, the former Chief Financial Officer of ACCI, in lieu of cash reimbursement for certain expenses accrued on behalf of ACCI during their employment at ACCI.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

        None.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)

AMERICAN CAREER CENTERS, INC.


        Signature         Title                              Date
        ---------------   -------------------------------    -----------------

By: /s/ Thomas Krucker
        --------------
        Thomas Krucker    CEO, Principal Financial Officer,  February 27, 2002
                          Controller and Director

By: /s/ Ronald C. Mears
        ---------------
        Ronald C. Mears   Director                           February 27, 2002




In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


        Signature         Title                              Date
        ---------------   -------------------------------    -----------------

By: /s/ Ronald C. Mears
        ---------------
        Ronald C. Mears   Officer, Controller and Director   February 27, 2002


By: /s/ Thomas Krucker
        --------------
        Thomas Krucker    CEO, Principal Financial Officer   February 27, 2002