Form 10QSB
period 2002-03-31
AMERICAN WATER STAR  INC
filed 2002-05-20
CIK 1041580

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                              FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended: March 31, 2002

Commission File Number: 000-22785



                       American Water Star, Inc.
        (Exact name of registrant as specified in its charter)


            Nevada                                      87-0636498
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)


205 E. Southern Ave., Suite 200, Mesa, Arizona            85210
(Address of principal executive offices)                (Zip code)

                            (480) 898-7450
         (Registrant's telephone number, including area code)



 (Former name, former address and former fiscal year, if changed since last report.)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes

There are 9,593,511 shares of common stock issued and outstanding as of May 17, 2002.


                                 INDEX

PART I - FINANCIAL INFORMATION
                                                            Page
Item 1.   Financial Statements

     Consolidated Balance Sheet as of
     March 31, 2002 (Unaudited).............................  2

     Consolidated Statements of Operations for the Three
     Months Ended March 31, 2002 and 2001 (Unaudited).......  3

     Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 2002 and 2001 (Unaudited).......  4

     Notes to Consolidated Financial Statements.............  5

Item 2.  Management's Discussion and Analysis and
         Plan of Operation..................................  7

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................  9

Item 2.   Changes in Securities.............................  9

Item 3.   Defaults Upon Senior Securities................... 10

Item 4.   Submission of Matters to a Vote of Security
          Holders........................................... 10

Item 5.   Other Information................................. 10

Item 6.   Exhibits and Reports on Form 8-K.................. 10

Signatures.................................................. 12

                          PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           AMERICAN CAREER CENTERS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002


                   AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               AS OF MARCH 31, 2002
                               --------------------
                                    (UNAUDITED)


                                      ASSETS
                                      ------
CURRENT ASSETS
Accounts receivable, net                                           $   470,449
Inventories                                                            374,799
                                                                   ------------
Total Current Assets                                                   845,248
                                                                   ------------

PROPERTY & EQUIPMENT - NET                                             238,611
                                                                   ------------

OTHER ASSETS
Intangibles, net                                                        76,992
Other assets                                                            14,025
                                                                   ------------
Total Other Assets                                                      91,017
                                                                   ------------

TOTAL ASSETS                                                       $ 1,174,876
------------                                                       ============


                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

CURRENT LIABILITIES
Cash overdraft                                                     $    43,910
Accounts payable and other accrued expenses                          1,806,069
Due to factor                                                          670,975
Due to related parties                                                 316,156
Note payable - stockholder                                               9,383
                                                                   ------------
Total Current Liabilities                                            2,846,493
                                                                   ------------


COMMITMENTS AND CONTINGENCIES
Members' equity subject to redemption                                  737,667

MINORITY INTEREST                                                       10,580
                                                                   ------------

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value, 20,000,000
 shares authorized
Series A preferred convertible, 6,000,000 shares                           400
 authorized, 4,000,000 outstanding
Common stock, $.0001 par value, 150,000,000 shares                         779
 authorized, 7,793,511 shares issued and outstanding
Additional paid in capital                                             329,364
Accumulated deficit                                                 (2,750,407)
                                                                   ------------
  Total Stockholders' Deficiency                                    (2,419,864)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $ 1,174,876
----------------------------------------------                     ============


         See accompanying notes to consolidated financial statements

                  AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     For The        For The
                                                      Three          Three
                                                     Months         Months
                                                      Ended          Ended
                                                     March 31,      March 31,
                                                      2002            2001
                                                    ----------     ----------

NET SALES                                           $1,277,003     $1,537,134

COST OF SALES                                          735,612        728,679
                                                    ----------     ----------

GROSS PROFIT                                           541,391        808,455
                                                    ----------     ----------

OPERATING EXPENSES
General and administrative expenses                    553,276        818,971
Sales and marketing                                      2,541         22,941
Depreciation and amortization                           16,758         24,073
                                                    ----------     ----------
Total Operating Expenses                               572,575        865,985
                                                    ----------     ----------

LOSS FROM OPERATIONS                                  (31,184)       (57,530)
                                                    ----------     ----------

OTHER INCOME (EXPENSE)
Interest income                                              -             43
Interest expense                                      (22,104)       (34,516)
Litigation settlement proceeds                               -           (65)
                                                    ----------     ----------
Total Other Income (Expense)                          (22,104)       (34,538)
                                                    ----------     ----------

LOSS BEFORE MINORITY INTEREST                         (53,288)       (92,068)

Less: loss in subsidiary attributed to minority          3,754         32,492
interest                                            ----------     ----------

NET LOSS                                            $ (49,534)     $ (59,576)
--------                                            ==========     ==========

LOSS PER SHARE
Net loss                                            $ (49,534)     $ (59,576)
Dividends to LLC members                              (36,000)       (36,000)
                                                    ----------     ----------

                                                    $ (85,534)     $ (95,576)
                                                    ==========     ==========

Net loss per common share                           $   (0.02)     $   (0.02)
                                                    ==========     ==========

Weighted average number of common shares             5,306,654      4,418,301
  outstanding - basic and diluted                   ==========     ==========


         See accompanying notes to consolidated financial statements

               AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                               (UNAUDITED)

                                                                      For the         For the
                                                                       Three           Three
                                                                       Months          Months
                                                                       Ended           Ended
                                                                      March 31,       March 31,
                                                                        2002            2001
                                                                      ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $(49,534)       $(59,576)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Depreciation and amortization                                          16,759          20,612
 Minority interest in loss of subsidiary                                (3,754)        (32,492)
 Allowance for doubtful accounts                                        42,722               -
 Changes in operating assets and liabilities:
 (Increase) decrease in:
   Accounts receivable                                                (212,258)       (412,722)
   Inventory                                                          (125,325)         (3,915)
   Other assets                                                         (5,315)          1,489
 Increase (decrease) in:
  Bank overdraft                                                        43,910           5,184
  Accounts payable and accrued expenses                                204,872         107,071
                                                                     ----------       ---------
      Net Cash (Used In) Operating Activities                          (87,923)       (374,349)
                                                                     ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Advances from subsidiary prior to merger                              260,000               -
                                                                     ----------       ---------
      Net Cash Provided By Investing Activities                        260,000               -
                                                                     ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Due to related parties                                               (329,344)         (2,252)
 Due to factor                                                         142,925               -
 Net borrowings under line of credit                                                   279,052
 Net payments on capital lease                                                         (24,794)
 Payments on note payable                                              (1,497)               -
                                                                     ----------       ---------
      Net Cash Provided By (Used In) Financing Activities            (187,916)         252,006

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (15,839)       (122,343)
                                                                     ----------       ---------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                         15,839         122,343
                                                                     ----------       ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $       -        $      -
-----------------------------------------                            ==========       =========

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
==============================================

Cash paid for interest                                               $  22,104        $ 34,516
                                                                     ==========       =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In 2001, the Company recorded a payable of $37,500 for the purchase of treasury stock in due to a related party.

In 2002 and 2001, the Company recorded $36,000 in preferred distributions in due to related parties.


          See accompanying notes to consolidated financial statements

            AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                             -----------


NOTE 1  BASIS OF PRESENTATION
------  ---------------------

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

   For further information, refer to the consolidated financial statements and footnotes included in the Company's FormS 10-
   KSB and 8-K/A.

NOTE 2  PRINCIPLES OF CONSOLIDATION
------  ---------------------------

   The accompanying consolidated financial statements include the accounts of the Company and its 97.5% owned subsidiary Water Star Bottling, Inc. and its 85% owned subsidiary Geyser Products, LLC. All significant inter-company transactions and balances have been eliminated in consolidation. (See
   Note 4).

NOTE 3  INVENTORIES
------  -----------

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. At March
   31, inventory consisted of the following:

                                         2002         2001
                                      ---------    ---------

    Raw materials                     $ 188,762    $ 169,812
    Finished goods                      186,037       79,662
                                      ---------    ---------
       Total inventory                $ 374,799    $ 249,474
                                      =========    =========

NOTE 4  REVERSE MERGER

   On February 28, 2002, American Career Centers, Inc. ("ACCI") acquired 82,875 or 97.5% of Water Star Bottling, Inc. for 48,000,000 shares of ACCI common stock and 4,000,000 shares of Series A convertible preferred stock. As a result of the exchange agreement, the reorganization was treated as an acquisition by the acquiree and as a reverse merger by the acquirer for accounting purposes. Pursuant to the merger, all capital stock shares and amounts and per share data have been retroactively restated.

            AMERICAN CAREER CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                             -----------

   Accordingly, the financial statements include the following:

   (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

   (2) The statements of operations include the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

NOTE 5  STOCKHOLDER EQUITY
------  ------------------

   During March 2002, the Board of Directors authorized a 12 to
   1 reverse stock split. All capital stock shares and amounts and per share data have been retroactively restated to reflect the reverse stock split.

NOTE 6  SUBSEQUENT EVENTS
------  -----------------

   (A) Private Placement
   ---------------------

   On May 7, 2002, the Company entered into a common stock purchase agreement with an investor to sell up to $10,000,000 in common stock valued at the current price on the date of each purchase. On May 7, 2002, the Company received a subscription agreement for 300,000 shares of common stock for a purchase price of $300,000.

   (B) Change of Name
   ------------------

   During May 2002, the Board of Directors approved the change in the Company's name from American Career Centers, Inc. to American Water Star, Inc. to more accurately reflect the current operations of the Company.

   (C) Common Stock Issued for Services and Litigation
   ---------------------------------------------------

   Subsequent to March 31, 2002, the Company issued 1,850,000 shares of common stock to consultants for services and for litigation settlement having an aggregate fair value of $2,775,000.

   (D) Repurchase of Stock
   -----------------------

   During May 2002, the Company entered into discussions with a stockholder to repurchase shares of stock for up to $10,000,000. As of the date of this filing, the terms of the repurchase have not been finalized.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this Report for the period ended March 31, 2002. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results, or other expectations, expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

OVERVIEW

On February 28,2002, the Board of Directors of the Company and Water Star Bottling (WSB) signed a definitive agreement for the purchase of WSB and its 85% owned subsidiary Geyser products LLC.This subsequent reverse merger has now resulted in a newly named company-American Water Star, Inc (OTCBB:
AMWS). The acquired company has a 10 year history of operations, being originally incorporated in Wyoming as Water Star Bottling Inc. The original company began operating regionally from its bottling plant in Afton, Wyoming wherein it has benefited all these years from extracting its water from the largest cold water Geyser in the United States, hence its branded assortment of natural water and beverages selling under the Geyser label throughout the USA.

RESULTS OF OPERATIONS

Total revenues during the quarter ending March 31, 2002 were $1,277,003 (2001 - $1,537,134). Revenues were down due to the inability to control payables and the resultant limitation to ship requested product to existing customers, which hindered the Company's ability to obtain new customers.

During the quarter ending March 31, 2002, cost of sales was $735,612 (2001 - $728,679). Compared to the last period's, there had been a 1% increase in its cost of sales. Gross profits for the first three months in 2002 were - 42% (2001
- 53%). The gross profit decreased substantially due primarily to the cost of financing and resultant limitations in shipping expeditiously.

During the three months ending March 31, 2002, general and administrative costs amounted to $553,276 compared to last year's $818,971, a 32% decrease. The decrease is mainly because in the first quarter of 2002, effective measures were implemented by new management to reduce unnecessary overhead, including executive compensation and travel.

Of the $553,276 in the general and administrative costs this quarter, $393,353 was related to salaries and benefits. The Company incurred interest expense of $22,104 and received interest income of $-0- in the quarter (2001 - $34,515 and $42 respectively).

The Company recorded a loss of $49,534 during the quarter (2001 - a net loss of $59,576). Management believes the loss in the first three months in 2002 is less than the same period in 2001 due to operational efficiencies instituted by new management.

LIQUIDITY AND CAPITAL RESOURCES

The working capital position of the Company at March 31, 2002 was a deficit of $2,001,245. This amount includes accounts payable and accrued expenses of $1,808,069. It is expected that these expenses will be repaid from operating cash flows or from equity financings. However, there can be no assurance that there will be additional equity.

OUTLOOK AND PLAN OF OPERATION

Due to the unique category of flavored water that the Company specializes in, the areas which have been and continue to be the main impetus for the Company's growth are school district sales and retail sales. The Company is optimistic in expanding its sales in both categories. Particularly rewarding is the existing school district business wherein the Company currently sells to many of the larger districts from Los Angeles to New York. The retail side is promising due to the exposure at the schools which carries over to the stores.

The Company has entered the licensing arena with its flavored waters, and expects to sign two major agreements by the end of the 2nd Quarter. Management believes from the preliminary negotiations that the added Licensing contracts could bring the Company significant sales volume the next 12 months.

The Company will continue to develop strategic partnerships with independent bottlers around the US to meet its sales expectations and accordingly support its sales demand geographically as well as competitively.

                      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2. CHANGES IN SECURITIES

Pre-split
---------

On January 3, 2002, the Company issued 15,000,000 shares of its restricted common stock to five consulting firms, each of which assisted the Company in the development and evaluation of a number of business opportunities. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Act").

On January 16, 2002, the Company issued 500,000 shares of its common stock to its President in lieu of payment for services to be provided to the Company through February 2002, and 150,000 shares to William G. Anthony in lieu of payment for services previously provided to the Company. The shares were issued in reliance on Section 4(2) of the Act.

On February 6, 2002, the Company issued 150,000 shares to the
Company's former CFO for past services. The shares were issued in reliance on Section 4(2) of the Act.

On February 13, 2002, the Company issued of a total of 1,510,416 shares of its common stock to two individuals for consulting services valued at $0.12 per share. The shares were issued in reliance on
Section 4(2) of the Act.

On February 14, 2002, the Company issued 350,000 shares of restricted common stock to a shareholder in full satisfaction of a loan in the amount of $25,000. The shares were issued in reliance on Section 4(2) of the Act.

On February 28, 2002, the Company acquired 82,875 shares or 97.5% of Water Star Bottling, Inc. for 48,000,000 (pre-split) shares of the Company's common stock and 4,000,000 shares of Series A Convertible Preferred Stock (the "Series A Stock"). The shares were issued in reliance on Section 4(2) of the Act.

Post-split
----------

On April 1, 2002, the Company effected a 1:12 reverse split of its common stock which correspondingly decreased its authorized common stock from 100,000,000 to 8,333,333 shares.

On April 5, 2002, the Board of Directors approved, and its majority stockholder owning 78.7% of the shares entitled to vote on matters presented to shareholders on April 5, 2002 consented in writing to an amendment to the Company's Articles of Incorporation to increase the authorized common stock from 8,333,333 to 150,000,000 shares. Such approval and consent constituted the approval and consent of a majority of the total number of shares entitled to vote and were sufficient to approve the actions under the Company's By-Laws and
Section 78.320 of the Nevada Revised Statutes. The increase in the authorized common stock was effected on May 7, 2002, 20 days following mailing of the definitive Information Statement to the shareholders of record at April 5, 2002.

On May 7, 2002, the Company entered into a common stock purchase agreement with an investor to sell up to $10,000,000 in common stock valued at the current market price on the date of each purchase. On May 7, 2002, the Company received a subscription agreement for 300,000 shares of common stock for a purchase price of $300,000. The sales are being offered and sold to accredited investors only in reliance upon the provisions of Section 4(2) of the Act and Regulation D promulgated thereunder.

On May 9, 2002, the Company issued 50,000 shares of its common stock to one individual in full and final settlement of any and all debt owed to him by the Company. The shares were issued in reliance on
Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this Item 4 is incorporated by reference to the Company's definitive Information Statement filed with the Securities and Exchange Commission on April 12, 2002, which was mailed to shareholders of record at April 5, 2002.

ITEM 5. OTHER INFORMATION

On May 17, 2002, Jerry Ludeman resigned from the Board of Directors and as Executive Vice President of the Company. Roger Mohlman was elected to fill the vacancy created by Mr. Ludeman's resignation to serve until the next annual meeting of shareholders or until his successor is duly elected and qualified. The Board then appointed the following persons as officers of the Company to serve in the capacities set forth opposite their names:

     Roger Mohlman       CEO and President
     Thomas F. Krucker   Secretary/Treasurer

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Number      Description

    2.1 Definitive Agreement by and among Water Star Bottling, Inc., a Wyoming corporation, DeBaux Holdings, Inc., an Arizona limited liability company, and American Career Centers, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 15, 2002.)

    3.1 The Company's Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Company's Amended Form 10-KSB filed on April 13, 2000.)

    3.2 Certificate of Amendment to the Company's Articles of Incorporation.(Incorporated by reference to Exhibit 3.2 of the Company's Amended Form 10-KSB filed on April 13, 2000.)

    3.3 Certificate of Change in Number of Authorized Shares Pursuant to NRS 78.209, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, SEC File No. 333-85652, filed on April 5, 2002.)

    3.4* Certificate of Amendment to the Company's Articles of Incorporation changing the name of the Company and increasing its authorized common stock.

    3.5        The Company's By-Laws.  (Incorporated by reference to
               Exhibit 3.3 of the Company's Amended Form 10-KSB filed on April 13, 2000.)

    4.1        Certificate of Designation of Series A Convertible
               Preferred Stock.  (Incorporated by reference to Exhibit
               4.4 to the Company's Registration Statement on Form S-8, SEC File No. 333-85652, filed on April 5, 2002.)

_________________________

*Filed herewith

(b) Reports on Form 8-K

     March 15, 2002    Effective February 28, 2002, the Company
                       completed the acquisition of Water Star
                       Bottling, Inc., a Wyoming corporation,
                       pursuant to a Definitive Agreement and Plan of Acquisition.

     April 3, 2002     The Company filed an amendment to its Form 8-K
                       filed on December 13, 1999 in accordance with the requirements set forth in Item 7 of the Form to include the audited financial statements of Tunlaw International
                       Corporation, the business acquired.

     May 13, 2002      The Company filed an amendment to its Form 8-K
                       filed on March 15, 2002 in accordance with the requirements set forth in Item 7 of the Form to include the audited consolidated financial statements of Water Star Bottling and Geyser
                       Products LLC, the business acquired.


                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           American Water Star, Inc.

                           By: /s/ Thomas F. Krucker, Secretary/Treasurer

                           Date:  May 17, 2002




