Form 10QSB
period 2002-06-30
AMERICAN WATER STAR  INC
filed 2002-08-19
CIK 1041580

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly Period Ended: June 30, 2002

                Commission File Number: 000-22785

                    American Water Star, Inc.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


            Nevada                                      87-0636498
---------------------------------                  -------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)


4560 S. Decatur, Suite 204, Las Vegas, NV                  89103
-----------------------------------------               ----------
(Address of principal executive offices)                (Zip code)


                            (800) 439-7375
         ----------------------------------------------------
         (Registrant's telephone number, including area code)


        205 E. Southern Ave., Suite 200, Mesa, AZ  85210
 ---------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes

There are 6,074,704 of common stock issued and outstanding as of August 15, 2002.

                              INDEX


                                                                        Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheet as of
     June 30, 2002 (Unaudited) and December 31, 2001.....................  2

     Consolidated Statements of Operations for the Three and Six
     Months Ended June 30, 2002 and 2001 (Unaudited).....................  3

     Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 2002 and 2001 (Unaudited).....................  4

     Notes to Consolidated Financial Statements..........................  5

Item 2.  Management's Discussion and Analysis and
         Plan of Operation............................................... 11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.............................................. 15

Item 2.   Changes in Securities.......................................... 15

Item 3.   Defaults Upon Senior Securities................................ 18

Item 4.   Submission of Matters to a Vote of Security Holders............ 19

Item 5.   Other Information.............................................. 19

Item 6.   Exhibits and Reports on Form 8-K............................... 20

Signatures............................................................... 21



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    AMERICAN WATER STAR, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF JUNE 30, 2002

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           AMERICAN WATER STAR, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2002


                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         -------------------------------


                                      ASSETS
                                      ------

                                                           June 30, 2002       December 31,
                                                            (Unaudited)             2001
                                                            ------------       ------------
CURRENT ASSETS
 Cash                                                       $   204,832        $    15,839
 Accounts receivable, net                                     1,018,067            304,323
 Inventories                                                    403,120            249,474
                                                            ------------       ------------
   Total Current Assets                                       1,626,019            569,636
                                                            ------------       ------------

PROPERTY & EQUIPMENT - NET                                      157,412            252,073
                                                            ------------       ------------

OTHER ASSETS
 Intangibles, net                                                75,893             80,289
 Deposits                                                        26,430              5,300
                                                            ------------       ------------
   Total Other Assets                                           102,323             85,589
                                                            ------------       ------------

TOTAL ASSETS                                                $ 1,885,754        $   907,298
------------                                                ============       ============


                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

CURRENT LIABILITIES
Accounts payable and other accrued expenses                 $ 1,718,804        $ 1,442,113
Due to factor                                                   746,017            528,050
Due to related parties                                          288,000            645,500
Note payable - stockholder                                           -              10,800
                                                            ------------       ------------
Total Current Liabilities                                     2,752,821          2,626,543
                                                            ------------       ------------


COMMITMENTS AND CONTINGENCIES
Members' equity subject to redemption                           784,003            885,421
                                                           ------------       ------------

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.0001 par value, 20,000,000
 shares authorized, none issued                                      -                  -
Series A preferred convertible, 6,000,000 shares
 authorized, none outstanding                                        -                  -
Common stock, $.0001 par value, 150,000,000 shares
 authorized, 8,267,641 shares issued and outstanding                827            240,207
Common stock to be issued, 2,227,063                            737,451                 -
Additional paid in capital                                    1,908,002                 -
Common stock issued for future services                      (1,648,325)                -
Treasury stock, 1,325,870                                       (55,000)                -
Accumulated deficit                                          (2,594,025)        (2,844,873)
                                                            ------------       ------------
  Total Stockholders' Deficiency                             (1,651,070)        (2,604,666)
                                                            ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $ 1,885,754        $   907,298
----------------------------------------------              ============       ============


         See accompanying notes to consolidated financial statements

                  AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     For The        For The         For The         For The
                                                      Three          Three            Six             Six
                                                     Months         Months          Months          Months
                                                      Ended          Ended           Ended           Ended
                                                     June 30,       June 30,        June 30,        June 30,
                                                      2002            2001           2002            2001
                                                    ----------     ----------      ---------       ---------

NET SALES                                           $1,641,184     $1,953,959      $2,819,861      $3,491,093

COST OF SALES                                        1,067,991      1,223,324       1,705,278       2,078,084
                                                    -----------    -----------     -----------     -----------

GROSS PROFIT                                           573,193        730,635       1,114,583       1,413,009
                                                    -----------    -----------     -----------     -----------

OPERATING EXPENSES
 General and administrative expenses                   549,256        631,249       1,059,810       1,328,919
 Provision for doubtful accounts                        78,050             -          120,772              -
 Sales and marketing                                     3,217          8,373           5,758          26,533
 Plant and office closure                               82,049             -           82,049              -
 Consulting and legal services for stock               153,275             -          153,275              -
 Depreciation and amortization                          13,658         20,400          30,416          44,473
                                                    -----------    -----------     -----------     -----------
   Total Operating Expenses                            879,505        660,022       1,452,080       1,399,925
                                                    -----------    -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                         (306,312)        70,613        (337,497)         13,084
                                                    -----------    -----------     -----------     -----------

OTHER INCOME (EXPENSE)
 Interest income                                             6              2               6              45
 Interest expense                                      (77,514)       (50,575)        (99,618)        (85,090)
 Litigation settlement proceeds                              -           (516)              -            (581)
 Extinguishment of vendor payables                     549,500              -         549,500               -
                                                    -----------    -----------     -----------     -----------
   Total Other Income (Expense)                        471,992        (51,089)        449,888         (85,626)
                                                    -----------    -----------     -----------     -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                 165,680         19,524         112,391         (72,542)

 Less: income (loss) in subsidiaries attributed        (50,090)       (15,046)        (46,336)         17,446
 to minority interest                               -----------    -----------     -----------     -----------

NET INCOME (LOSS)                                    $ 115,590     $    4,478      $   66,055      $  (55,096)
-----------------                                   ===========    ===========     ===========     ===========

INCOME (LOSS) PER SHARE
 Net income (loss)                                   $ 115,590     $    4,478      $   66,055      $  (55,096)
 Dividends to LLC members                              (36,000)       (36,000)        (72,000)        (72,000)
                                                    -----------    -----------     -----------     -----------
                                                        79,590        (31,522)         (5,945)       (127,096)
                                                    ===========    ===========     ===========     ===========

Net income (loss) per common share                   $    0.01          (0.01)          (0.00)          (0.03)
                                                    ===========    ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                     7,174,696      4,000,000       6,245,835       4,207,995
                                                    ==========     ==========      ===========     ===========

         See accompanying notes to consolidated financial statements

               AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                               (UNAUDITED)

                                                                      For the         For the
                                                                        Six             Six
                                                                       Months          Months
                                                                       Ended           Ended
                                                                      June 30,        June 30,
                                                                        2002            2001
                                                                      ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $ 66,055        $(55,096)
 Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
 Depreciation and amortization                                          30,416          44,473
 Minority interest in gain (loss) of subsidiary                         46,336         (17,446)
 Deferred compensation due related parties                              60,000               -
 Plant and office closure                                               82,049               -
 Stock based compensation                                              153,275               -
 Provision for doubtful accounts                                       120,722               -
 Extinguishment of vendor payables                                    (549,500)              -
 (Increase) decrease in:
   Accounts receivable                                                (834,516)       (558,321)
   Inventories                                                        (153,646)        (13,008)
 Increase (decrease) in:
   Bank overdraft                                                            -           4,133
   Accounts payable and accrued expenses                               235,605         221,499
   Due related parties                                                       -         (11,965)
                                                                      ---------       ---------
      Net Cash Used In Operating Activities                           (743,154)       (385,731)
                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                    (13,360)         (3,461)
 Increase in other assets                                              (21,130)         (1,921)
                                                                     ----------       ---------
      Net Cash Used In Investing Activities                            (34,490)         (5,382)
                                                                     ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Advances to subsidiary prior to reverse merger                        260,000
 Net borrowings under factoring line of credit                       2,241,882       2,215,219
 Net payments under factoring line of credit                        (2,007,638)     (1,897,897)
 Net payments on capital lease                                               -         (48,542)
 Purchase of Treasury Stock                                            (55,000)              -
 Proceeds from issuance of common stock                                527,442               -
                                                                     ----------      ----------
      Net Cash Provided By Financing Activities                        966,637         268,770
                                                                     ----------      ----------

NET INCREASE (DECREASE) IN CASH                                        188,993        (122,343)
                                                                     ----------       ---------

CASH - BEGINNING OF PERIOD                                              15,839         122,343
                                                                     ----------       ---------

CASH - END OF PERIOD                                                 $ 204,832        $      -
--------------------                                                 ==========       =========


SUPPLEMENTAL NON-CASH DISCLOSURES:
----------------------------------

Note payable converted into inkind contribution                      $   9,983        $      -
                                                                     ==========       =========


          See accompanying notes to consolidated financial statements

           AMERICAN WATER STAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                           -----------

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

    For further information, refer to the consolidated financial statements and footnotes included in the Company's Forms 10-
    KSB and 8-K/A and the Management Discussion and Analysis presented in this 10Q.


NOTE 2  PRINCIPLES OF CONSOLIDATION
------  ---------------------------

    The accompanying consolidated financial statements include the accounts of American Water Star, Inc. and its 97.5% owned subsidiaries Water Star Bottling, Inc. and its 85% owned subsidiary Geyser Products, LLC. All significant inter-company transactions and balances have been eliminated in consolidation. (See Note 3).


NOTE 3  REVERSE MERGER
------  --------------

    On February 28, 2002, American Water Star, Inc., ("AMWS" or "acquirer") formerly known as American Career Centers, Inc. ("ACCI") acquired 82,875 or 97.5% of Water Star Bottling, Inc. ("WSB" or "acquiree") for 4,000,000 shares of ACCI common stock and 4,000,000 shares of Series A convertible preferred stock. (See Note 7(D)).

    As a result of the exchange agreement, the reorganization was treated as an acquisition by the acquiree and as a reverse merger by the acquirer for accounting purposes. Pursuant to the reverse merger, all capital stock shares and amounts and per share data have been retroactively restated.

    During May 2002, the Board of Directors approved the change in the Company's name from American Career Centers, Inc. to American Water Star, Inc. to more accurately reflect the current operations of the Company as a result of the reverse merger.

           AMERICAN WATER STAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                           -----------

    Accordingly, the financial statements include the following:

       (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

       (2) The statements of operations include the operations of the acquiree for the periods presented and the operations of the acquirer from the date of the merger.


NOTE 4  ACCOUNTS RECEIVABLE AND FACTOR AGREEMENT
------  ----------------------------------------

    The Company factors trade accounts receivable, with recourse, pursuant to a factoring agreement (the "Agreement") entered into in March 2001. Invoices purchased by the factor are put back to the Company when they are 90 days or more outstanding. Under the Agreement, the factor originally advanced 80% of the face value of specific approved customers' invoices less than 90 days outstanding up to a maximum of $1,250,000. That advance rate was reduced to 70% in December 2001.

    The Company is charged 11.5% per annum for interest, plus 9.6% per annum for collateral monitoring fees and 2% per annum for credit insurance. Since inception, the effective annual rate of interest and fees the Company has paid under the Agreement is approximately 33%.

    The Agreement expires in March 2003.  At June 30, 2002, the
    Company has pledged accounts receivable of approximately
    $1,057,800. The factor agreement is secured by a lien on all of the Company's' tangible and intangible assets.

    At June 30, 2002 and December 31, 2001 Accounts Receivable and Due to Factor consisted of the following:


                                          June 30, 2002       December 31,
                                           (Unaudited)            2001
                                          -------------       ------------

       Accounts receivable                 $ 1,240,067         $  405,551
       Less: allowance for
        doubtful accounts                     (222,000)          (101,228)
                                          -------------       ------------
       Total Accounts Receivable, Net      $ 1,018,067         $  304,323
                                          =============       ============

       Due to Factor                       $   746,017         $  528,050
                                          =============       ============

    For the six month period ended June 30, 2002 and the year ended December 31, 2001, the Company recorded a provision for doubtful accounts of $120,772 and $74,301, respectively in its statement of operations.

           AMERICAN WATER STAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                          -----------


NOTE 5  INVENTORIES
------  -----------

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. At June
    30, 2002 and December 31, 2001 inventory consisted of the following:

                                      June 30, 2002       December 31,
                                       (Unaudited)           2001
                                      -------------       ------------

       Raw materials                    $ 184,507          $ 169,812
       Finished goods                     218,613             79,662
                                      -------------       ------------
       Total inventory                  $ 403,120          $ 249,474
                                      =============       ============


NOTE 6  REORGANIZATION, RESTRUCTURING AND RECAPITALIZATION PLAN
------  -------------------------------------------------------

    During the quarter, new management was hired to lead a turn-around of the Company's subsidiary, Geyser Products, LLC. In connection with the ongoing turn-around process certain obligations of the subsidiary have been compromised as follows: 1) accrued liabilities recorded as Due to Related Parties and Accounts Payable totaling $417,500 and $132,000, respectively, were compromised and have been recorded on the statement of operations as Extinguishment of Debt; and 2) the $10,880 Note Payable to Stockholder has been treated as an in-substance capital contribution and been recorded as Additional Paid in Capital. (See Note 7 (D)).

    New management is continuing to negotiate discounted payoffs or debt-to-equity swaps of the subsidiary's obligations. New management is also continuing to evaluate whether all liabilities and contingent obligations incurred under former management have been properly recorded on the subsidiary's financial statements and the most appropriate means of compromising or settling those additional obligations, if any, in the best interests of the Company.


NOTE 7  EQUITY
------  ------

    (A) Reverse Stock Split
    -----------------------

    During March 2002, the Board of Directors authorized a 12 to
    1 reverse stock split. All capital stock shares and amounts and per share data have been retroactively restated to reflect the reverse stock split.

           AMERICAN WATER STAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                           -----------

    (B) Common Stock Issued for Cash
    --------------------------------

    During the three month period ended June 30, 2002, the Company sold 1,517,063 shares of common stock for net proceeds of $335,442 after costs of issuance. Simultaneous with the execution of a Stock Purchase Agreement with Brighton Opportunity Fund, L.P. (see Note 7 (C)), on May 7, 2002, the Company entered into a Common Stock Purchase Agreement with Brighton and sold 300,000 shares of its common stock to Brighton for net proceeds of $192,000, after costs of issuance.

    (C) Private Equity Line
    -----------------------

    On May 7, 2002, the Company entered into a Stock Purchase Agreement with Brighton Opportunity Fund, L.P. in connection with a private equity line financing transaction pursuant to which the Company can offer and sell to Brighton up to $10,000,000 of the Company's common stock.

    Brighton's obligation to purchase stock in any monthly period is limited to the lesser of $500,000; remaining amounts available under the line; or an amount equal to 10% of the total dollar trading volume in the Company's common stock during the month in question. Brighton is not obligated to purchase the Company's common stock if they would own more than 4.9% of the Company's outstanding common stock.

    Under the Purchase Agreement, the purchase price per share is equal to 90% of the lowest closing bid price of the Company's common stock for the ten days immediately prior to the date the Company notifies Brighton to purchase shares of the Company's Common Stock. Additionally, the Company entered into a Registration Rights Agreement with Brighton whereby the common stock to be offered and sold to Brighton shall be registered in an effective registration statement with the Securities and Exchange Commission. As of August 16, 2002, no shares have been sold under the equity line of credit.

    (D) Transactions with DeBaux Holdings
    -------------------------------------

    Christopher M. Vance, a director of the Company, owns 100% of DeBaux Holdings, LLC ("DeBaux"), which owned 4,000,000 shares of the Company's common stock and 4,000,000 shares of the Company's Series A Convertible Preferred Stock. Each preferred share is convertible into 2.5 shares of common stock (the "Series A Shares") and entitles the holder to 2.5 votes on all shareholder matters.

    On May 8, 2002, Mr. Vance represented to the Board of Directors that it would be in the best interests of the Company and its shareholders to retire the Series A Shares and, on behalf of DeBaux, returned the Series A Shares to the Company for cancellation.

           AMERICAN WATER STAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                           -----------

    Additionally, on May 8, 2002, DeBaux executed and delivered a Voting Agreement assigning its right to vote its 4,000,000 common shares to the Company's Board of Directors agreed to return the common shares to the Company for cancellation in exchange for options to purchase up to 1,500,000 shares of the Company's common stock. The common shares were to be held in escrow pending the effectiveness of a Registration Statement. Pursuant to the Agreement, the Common Shares were deposited into an Escrow Account pending the effectiveness of a registration statement.

    On July 11, 2002, the Company and DeBaux entered into an Addendum to the Agreement waiving the provision that the common shares be held in escrow pending the effectiveness of a registration statement. DeBaux delivered its instructions to cause the Common Shares to be cancelled and the Company granted DeBaux the following options:

    (a) An option to purchase 500,000 shares of the Company's restricted common stock at the purchase price of par value ($0.0001 per share), exercisable commencing January 1, 2003; and

    (b) An option to purchase 500,000 shares of the Company's restricted common stock at the purchase price equal to fifty percent (50%) of the average bid price for the 30 trading days preceding the Exercise Date, exercisable commencing January 1, 2004; and

    (c) An option to purchase 500,000 shares of the Company's restricted common stock at the purchase price equal to fifty percent (50%) of the average bid price for the 30 trading days preceding the Exercise Date, exercisable commencing January 1, 2005.


    (E) Common Stock Issued for Services
    ------------------------------------

    During the quarter ended June 30, 2002 the Company agreed to issue a total of 1,790,000 common shares for services to various companies and individuals for financial consulting and legal services rendered and to be rendered for periods ranging from twelve to thirty six months. The shares were valued at the 5-day average price on the grant date, which totaled $1,912,000. The $153,275 portion applicable to the quarter ended June 30, 2002 has been included in the Statement of Operations as Consulting and Legal Services for Stock. The unamortized portion is included in Stockholders' Deficiency as Common Stock issued for future services.


    (F) Treasury Stock
    ------------------

    During the quarter ended June 30, 2002, the Company cancelled 1,325,870 shares of common stock and warrants issued to former management and consultants of American Career Centers, Inc. In connection with the cancellation, the Company paid a total of $55,000. The stock has been recorded as Treasury stock in Stockholders' Deficiency.

           AMERICAN WATER STAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                           -----------


NOTE 8  SUBSEQUENT EVENTS
------  -----------------

    As part of its strategy to outsource all bottling operations and reduce ongoing general and administrative expense, during July and August 2002 the Company closed its bottling plant in Afton, Wyoming and moved out of its former headquarters facility in Mesa, Arizona into smaller offices. The Company recorded a loss on plant and office closure of $82,049 as of June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this Report for the period ended June 30, 2002. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results, or other expectations, expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially could be the inability of the Company to obtain additional financing to meet its capital requirements, needs and general business and economic conditions as well as technological developments.

OVERVIEW

On February 28,2002, the Board of Directors of the Company and Water Star Bottling, Inc. ("WSB") signed a definitive agreement for the purchase of WSB and its 85% owned subsidiary Geyser Products, LLC ("GPLLC"). This subsequent reverse merger has now resulted in a newly named company - American Water Star, Inc (OTCBB: AMWS) that operates as a holding company for subsidiaries engaged in the beverage industry. WSB, the first Company it acquired had a 10-year history of operations. WSB and its subsidiary, GPLLC began operating regionally from its bottling plant in Afton, Wyoming extracting water from the largest cold water Geyser in the United States, hence its branded assortment of natural water and beverages selling under the Geyser label throughout the USA.


OUTLOOK AND PLAN OF OPERATION

Subsequent to the reverse merger an audit of the acquiree's financial statements was completed as of December 31, 2001 and reported a consolidated working capital deficit of $2,056,907, a consolidated Stockholders' Deficiency of $2,604,666 and consolidated cash of $15,893. Furthermore, the Company has since learned that WSB's subsidiary, GPLLC was receiving reduced funds on new factored receivables due to an over-funded factoring line and was experiencing delays in completing production of its finished goods due to non-payment of key suppliers.

Consequently, during the second quarter the Company hired Roger Mohlman, an operations and turn-around expert, to lead a turn-around of the newly acquired subsidiaries. The Company also continued in the capital raising activities begun prior to the reverse merger.

Under new management, the Company has made progress in turning around its subsidiaries operations during the second quarter. As a result of these actions, during the second quarter the Company has reduced its consolidated working capital deficit by 45% to $1,126,802 at June 30, 2002. It reduced its consolidated Stockholders' Deficiency by 37% to $1,651,070. And, it increased its consolidated cash position to $204,832 at June 30, 2002.

The following actions were taken during the second quarter and subsequent period to turn the Company around:

  - Negotiated with key suppliers to get inventory back into production and shipped.

  - Began negotiating with the subsidiaries creditors seeking negotiated discounted payoffs or revised terms on its trade payables accounts. Based on these negotiations, new management believes it may ultimately be able to settle the majority of its subsidiaries trade payables and accrued liabilities for significantly less than the amounts reflected on the Company's consolidated financial statements, if the Company is able to obtain the cash resources necessary to settle the claims.

  - Raised approximately $527,000 in net capital proceeds, the majority of which was loaned to GPLLC and used to pay GPLLC's key suppliers during a period of time that the factor was reducing its payouts until such time that the factoring line was no longer over funded.

  - Took steps to reduce the subsidiaries' future general and administrative expenses to less than $70,000 per month by moving to smaller facilities, scaling down management and overhauling the subsidiary's in-house sales force.

  - Took steps to close the only Company-owned bottling facility in Afton Wyoming, and began negotiations to outsource all bottling operations at terms more favorable than the Company could produce on its own. This action enables the Company to have greater production capacity at a lower cost in larger consumer markets that can be serviced with lower freight costs.

  - Began installing an EDI system at AMWS's corporate office, which is necessary to service the national accounts the Company is planning to service. We hope to complete the installation by September 2002.

  - Evaluated the subsidiaries' management and sales structure and completely overhauled it. Certain key elements of the overhaul such as changing the sales compensation structure to a commissions based incentive system from a salary system became effective July 1, 2002.

- Evaluated the Company's customer base, and took steps to stop selling to accounts identified as undesirable. Initiated negotiations with the accounts the Company desires to keep to improve payment terms and accelerate cash flow.

  - Negotiated a significant reduction in the number of shares outstanding that were in the possession of the former management of both the acquirer and the acquiree.

Management's main objective is to position the Company to sell its products into major national chains and food service channels such as Wal-Mart, Target, Kroger, Albertson's, Costco, Marriott Host International, Giant, and Vons to name a few. The Company is in the process of installing EDI, a state-of-the-art software inventory tracking system, which is mandatory when dealing with these large accounts.

To service the type of large accounts the Company plans to service, the Company will also need production capacity and the ability to keep freight costs at the lowest possible level. To do this, the bottling facilities should be within 250 miles of our customers' distribution centers. There is no freight cost to the Company if the facilities are within a 250-mile radius since our customers will send their trucks to our production facilities and pay for the freight. Before the plant shutdown, the Company was paying roughly 63 cents per case on 1,440 cases per truck, for freight out of Afton, Wyoming.

Consequently, we closed the only company-owned bottling plant, located in Afton, Wyoming, and in the future are contracting with third party bottlers. The Company has already been operating with one such bottler for a number of years in New York, has recently established a second such bottling relationship in Orange County, California, and is bringing a third bottling relationship on line in the Chicago area by September 2002. The Company intends to add up to six more such bottling relationships over the next year.

Due to the unique category of flavored water that the Company specializes in, the areas that have been and continue to be the main impetus for the Company's growth are school district sales and retail sales. The Company is optimistic that it can expand its sales in both categories. Potentially rewarding is expansion of the existing school district business wherein the Company currently sells to many large districts from Los Angeles to New York. The retail side is promising due to the exposure at the schools, which carries over to the stores.

The Company plans to enter the private label and licensing arena with its flavored waters. Management believes from preliminary negotiations that added private label and licensing contracts could bring the Company significant sales volume over the next 12 months.

The Company will continue to develop strategic partnerships with independent bottlers around the US to meet its sales expectations and accordingly support its sales demand geographically as well as competitively.

RESULTS OF OPERATIONS

Total revenues during the six months ending June 30, 2002 and 2001 were $2,819,861 and $3,491,093, respectively, a $671,232 or
19% decrease from the prior year. Revenues were down due to prior management's inability to obtain adequate raw materials to complete and ship inventory to existing customers because the Company was not paying its suppliers on a timely basis due to insufficient liquidity.

Total revenues during the three months ending June 30, 2002 and March 30, 2002 were $1,641,184 and $1,178,677, respectively, a
$462,507 or 39% increase from the prior quarter. Revenues increased quarter over quarter due to new management's efforts in the second quarter to negotiate with suppliers to bring inventory back into production and get inventory shipped during the second quarter, and the resulting filling of a backlog of orders.

During the six months ending June 30, 2002 and June 30, 2001 cost of sales as a percent of net sales was 60% or $1,705,278 and $2,078,084.00, respectively. Gross profits for both six-month periods were 40% of sales and totaled $1,114,583 at June 30, 2002 compared to $1,413,009 at June 30, 2001.

During the six months ending June 30, 2002, general and administrative costs amounted to $1,059,810 compared to last year's $1,328,919, a $269,109 or 22% decrease. The decrease is mainly because measures were implemented to reduce overhead, including salaries, executive compensation, travel and rent. New management continues to cut overhead.

Included in operating expenses for the quarter ended June 30, 2002 is $82,049 in charges for writing off the fixed assets deemed to have no further value associated with closing the Afton, Wyoming plant and downsizing GPLLC's Mesa, Arizona headquarters facility.

As a result of the overhead cuts, the Company's subsidiaries were cash flow positive during the month of June 2002. New management has taken action and implemented an austerity program to reduce recurring general and administrative expenses to less than $70,000 per month, the full effect of which may not be fully in place until September 2002. At this level of general and administrative expenses, new management believes the Company's subsidiaries will continue to be cash flow positive and able to pay their suppliers and reduce debt levels at current levels of inventory production and shipment.

The Company incurred consolidated interest expense of $99,618 and received interest income of $6 in the six month period ended June 30, 2002 which compares to $85,090 in interest expense and $45 in interest income in the prior year. The Company's subsidiary has paid an effective rate of interest on its factoring line, since inception, of 33% per annum.

During the six-month period ended June 30, 2002 the Company incurred $153,640 in legal, financial, and public relations consultant fees representing the current quarter's allocation of services paid for through the issuance of 1,790,000 shares of the Company's common stock valued at $1,912,000. The remaining $1,758,360 will be amortized to expense over periods ranging from twelve months to thirty-six months as services are rendered.

During the six-month period ended June 30, 2002, the Company recorded a gain in the amount of $549,500 on extinguishment of liabilities. $132,000 of this amount represents trade payables that were settled or compromised, and the balance consists of amounts that were accrued and expensed in former years and were due to former management of the Company prior to March 31, 2002.

The Company recorded a gain of $66,055 for the six-month period ended June 30, 2002 compared to a loss of $55,096 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company improved its liquidity and capital resources during the quarter, yet remains significantly resource restrained and thus plans to raise additional capital through a combination of debt and equity financing to fully effect its plan of restructuring and recapitalization.

During the quarter management raised approximately $527,000 in net cash proceeds from the sale of 1,817,063 common shares. The majority of these proceeds were used to pay key suppliers during a period of time that the factor was reducing its payouts under the factoring line until such time that the factoring line was no longer over funded.

Under new management's guidance the Company started the quarter with a working capital deficit of $2,001,192 and reduced it by 44% to $1,126,802 at June 30, 2002. The Company started the quarter with a cash overdraft of $43,910 and ended the quarter with $204,832 in cash. The Company started the quarter with the factoring line over-funded and with the balance due the factor of $670,975 representing 174% of accounts receivable, net. The Company ended the quarter with the factoring line within its advance rate limit of 70% with the balance due the factor of $748,017 representing 73% of net accounts receivable. The company also ended the quarter and with a slight positive cash flow in June. Management expects the company to continue to remain cash flow positive as a result of significant reductions made to its general and administrative expenses.

Accounts payable and accrued expenses total $1,741,304 at June 30, 2002 which are aged as follows: approximately $553,000 less than 30 days old, $326,000 aged 31 to 60 days, $16,000 aged 61 to 90 days and the balance aged over 90 days. Management expects to settle a portion of the payables through discounted payoff negotiations and debt to equity swaps. It is expected that those liabilities not compromised or converted to equity will be repaid from future operating cash flows. Management plans to raise additional equity over the next two quarters to negotiate discounted payoffs, however, there can be no assurance that there will be additional equity.


                   PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not a party to any such legal proceedings, the adverse outcome of which, individually or taken together with all other legal proceedings, is expected to have a material adverse effect on our prospects, financial condition or result of operation.

ITEM 2. CHANGES IN SECURITIES

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

During April and May, 2002, the Company sold 1,512,063 shares of its common stock at $0.30 per share for the gross proceeds of $453,620 to 33 accredited investors. The private placement was conducted by the Company's Registered Sales Agent, Camden Securities, Inc., and made in reliance upon the private offering exemptions contained in Rule 506 of Regulation D of the Act. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement. The offering closed on May 24, 2002. The Company paid Camden commissions and escrow fees totaling $73,538, and a non-accountable expense allowance totaling $48,140; net proceeds to the Company was $335,442.

On May 7, 2002, the Company entered into a Stock Purchase Agreement with Brighton Opportunity Fund, L.P. in connection with a private equity line financing transaction pursuant to which the Company shall offer and sell to Brighton up to $10,000,000 of the Company's common stock. The shares will be offered and sold to accredited investors only in reliance upon the provisions of
Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated thereunder. Pursuant to the Purchase Agreement, Brighton's obligation to purchase stock in any monthly period shall be limited to the lesser of $500,000; remaining amounts available under the line; or an amount equal to 10% of the total dollar trading volume in the Company's common stock during the month in question. Notwithstanding the foregoing, Brighton shall not be obligated to purchase the Company's common stock if they would own more than 4.9% of the Company's outstanding common stock. Under the Purchase Agreement, the purchase price per share is equal to 90% of the lowest closing bid price of the Company's common stock for the ten days immediately prior to the date the Company notifies Brighton to purchase shares of the Company's Common Stock. Additionally, the Company entered into a Registration Rights Agreement with Brighton whereby the common stock to be offered and sold to Brighton shall be registered in an effective registration statement with the Securities and Exchange Commission. As of August 16, 2002, no shares have been sold under the equity line of credit.

Simultaneously with the execution of the Purchase Agreement, on May 7, 2002, the Company entered into a Common Stock Purchase Agreement with Brighton for the purchase of 300,000 shares of its common stock for the purchase price of $300,000. The shares were sold in reliance upon the provisions of Section 4(2) of the Act and Regulation D promulgated thereunder, based upon the it being a sole offeree, its relationship to the Company, its accredited investor status, the limited amount of securities offered, the size of the offering and the manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On May 8, 2002, the Company issued 50,000 shares of its common stock to one individual in full and final settlement of any and all debt owed to him by the Company. The shares were issued in reliance on Section 4(2) of the Act, based upon his relationship to the Company, including his status as a prior existing shareholder, and the amount of securities being issued. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On May 8, 2002, the Company issued 35,000 shares of its common stock to one individual in full and final settlement of any and all debt owed to him by the Company for services performed on the Company's behalf from January 7, 2002 through April 30, 2002.
The shares were issued in reliance on Section 4(2) of the Act, based upon his relationship to the Company, including his status as a prior existing shareholder, and the amount of securities being issued. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On May 24, 2002, one individual who received 420,000 shares of the Company's common stock registered on Form S-8, SEC File No. 333-87846, terminated his Consulting Agreement with the Company, and agreed to return the 420,000 shares to the Company for cancellation. The 420,000 shares were subsequently cancelled on July 24, 2002 and returned to the authorized but unissued shares of the Company's common stock.

On May 15, 2002, the Company sold 5,000 shares of its common stock to one investor for the aggregate purchase price of $3,500 in reliance on Sections 4(2) and/or 3(b) of the Act, based upon his being the sole offeree, his relationship to the Company, his accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On June 26, 2002, for lack of consideration given to the Company, certificates representing an aggregate 1,325,870, issued in the names of 2 individuals and 6 entities, were returned to the Company for cancellation. The shares were cancelled and returned to the authorized but unissued shares of the Company's common stock. In addition, one of the entities returned 300,000 warrants held by it for cancellation. The warrants consisted of the following: (a) 100,000 Class A Warrants that entitle the holder to purchase common stock for $1.50 per share until February 24, 2004; (b) 100,000 Class B Warrants that entitle the holder to purchase common stock for $2.004 per share until February 24, 2004; and (c) 100,000 Class C Warrants that entitle the holder to purchase common stock for $2.496 per share until February 24, 2004.

Transaction with DeBaux Holdings, LLC
-------------------------------------

Christopher M. Vance, a director of the Company, owns 100% of DeBaux Holdings, LLC ("DeBaux"), which owned 4,000,000 shares of the Company's common stock and 4,000,000 shares of the Company's Series A Convertible Preferred Stock. Each preferred share is convertible into 2.5 shares of common stock (the "Series A Shares") and entitles the holder to 2.5 votes on all shareholder matters.

On May 8, 2002, Mr. Vance represented to the Board of Directors that it would be in the best interests of the Company and its shareholders to retire the Series A Shares and, on behalf of DeBaux, returned the Series A Shares to the Company for cancellation.

On May 8, 2002, DeBaux executed and delivered a Voting Agreement assigning its right to vote the 4,000,000 shares to the Company's Board of Directors. The Shares are to be held in escrow pending the effectiveness of this Registration Statement whereby DeBaux has agreed to return the 4,000,000 common shares to the Company for cancellation in exchange for options to purchase up to 1,500,000 shares of the Company's common stock.

On May 8, 2002, in the best interests of the Company and its shareholders, Mr. Vance, on behalf of DeBaux, entered into an agreement with the Company (the "Agreement") whereby DeBaux agreed to return the Common Shares to the Company for cancellation in exchange for options to purchase up to 1,500,000 shares of the Company's common stock. Pursuant to the Agreement, the Common Shares were deposited into an Escrow Account pending the effectiveness of the Company's registration statement.
DeBaux simultaneously executed a Voting Agreement assigning DeBaux's right to vote the Common Shares to the Company's Board of Directors during the escrow period.

On July 11, 2002, the Company and DeBaux entered into an Addendum to the Agreement waiving the provision that the Common Shares be held in escrow pending the effectiveness of the Company's registration statement. DeBaux delivered its instructions to cause the Common Shares to be cancelled and the Company granted DeBaux the following options:

(a) An option to purchase 500,000 shares of the Company's restricted common stock at the purchase price of par value ($0.0001 per share), exercisable commencing
     January 1, 2003; and

(b) An option to purchase 500,000 shares of the Company's restricted common stock at the purchase price equal to fifty percent (50%) of the average bid price for the 30 trading days preceding the Exercise Date, exercisable commencing January 1, 2004; and

(c) An option to purchase 500,000 shares of the Company's restricted common stock at the purchase price equal to fifty percent (50%) of the average bid price for the 30 trading days preceding the Exercise Date, exercisable commencing January 1, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this Item 4 is incorporated by reference to the Company's definitive Information Statement filed with the Securities and Exchange Commission on April 12, 2002, which was mailed to shareholders of record at April 5, 2002.

ITEM 5. OTHER INFORMATION

On May 15, 2002, the Company terminated its relationship with its transfer agent, Fidelity Stock Transfer, and engaged Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119, to serve as the Company's transfer agent and registrar.

On May 17, 2002, Jerry Ludeman resigned from the Board of Directors and as Executive Vice President of the Company. Roger Mohlman was elected to fill the vacancy on the Board created by Mr. Ludeman's resignation to serve until the next annual meeting of shareholders or until his successor is duly elected and qualified. Thomas F. Krucker was elected to serve as its Chairman. The Board then appointed the following persons as officers of the Company to serve in the capacities set forth opposite their names:

     Roger Mohlman - CEO and President
     Thomas F. Krucker - Secretary/Treasurer

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number Description

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

     3.1       The Company's Articles of Incorporation.
               (Incorporated by reference to Exhibit 3.1 of the Company's Amended Form 10-KSB filed on April 13,
               2000.)

     3.2 Certificate of Amendment to the Company's Articles of Incorporation. (Incorporated by reference to Exhibit 3.2 of the Company's Amended Form 10-KSB filed on April 13, 2000.)

     3.3 Certificate of Change in Number of Authorized Shares Pursuant to NRS 78.209, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit
               4.3 to the Company's Registration Statement on Form S-8, SEC File No. 333-85652, filed on April 5, 2002.)

     3.4 Certificate of Amendment to the Company's Articles of Incorporation changing the name of the Company and increasing its authorized common stock. (Incorporated by reference to Exhibit 3.2 of the Company's Amended Form 10-QSB filed on May 20, 2000.)

     3.5 The Company's By-Laws. (Incorporated by reference to Exhibit 3.3 of the Company's Amended Form 10-
               KSB filed on April 13, 2000.)

     4.1       Certificate of Designation of Series A Convertible
               Preferred Stock. (Incorporated by reference to Exhibit 4.4 to the Company's Registration
               Statement on Form S-8, SEC File No. 333-85652, filed on April 5, 2002.)

     10.1*     Stock Purchase Agreement between the Company and
               Brighton Opportunity Fund, L.P. dated as of May 7,
               2002

     10.2*     Registration Rights Agreement, dated as of May 7,
               2002, between the Company and Brighton Opportunity
               Fund, L.P.

     10.3*     Common Stock Purchase Agreement between the
               Company and Brighton Opportunity Fund dated May 7,
               2002.

* Filed herewith.


(b) Reports on Form 8-K

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

                              AMERICAN WATER STAR, INC.


                              By: /s/
                                   Roger Mohlman, President and Chief
                                   Executive Officer

                              Date:  August 19, 2002



                              By: /s/
                                   Thomas F. Krucker, Chairman of the Board,
                                   Secretary/Treasurer

                              Date:  August 19, 2001


