Form 10QSB
period 2002-09-30
AMERICAN WATER STAR  INC
filed 2002-11-19
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Commission file number 000-22785

AMERICAN WATER STAR, INC.
 (Exact name of registrant as specified in its charter)

Nevada	87-0636498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4560 S. Decatur, Suite 204, Las Vegas, NV	89103
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code: (702) 740-7036

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

There are 6,789,704 of common stock issued and outstanding as of November 4, 2002.

INDEX

PAGE NUMBER

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN WATER STAR, INC.
CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002

AMERICAN WATER STAR, INC.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2002
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$100,737
Note receivable - current	78,820
Deferred note payable placement costs	31,458

Total Current Assets
211,015

PROPERTY AND EQUIPMENT - NET	503,577

OTHER ASSETS
Advances to subsidiary pursuant to merger	83,405
Deposits	3,500
Note receivable	543,555

Total Other Assets
630,460
TOTAL ASSETS	$1,345,052

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and other accrued expenses	$520,917
Note payable - stockholder	255,864
Note payable - convertible	197,990

Total Current Liabilities	974,771

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued Series A Preferred convertible, 4,100,000 shares authorized, none outstanding	-
Common stock, $.0001 par value, 150,000,000 shares authorized, 6,539,704 shares issued and outstanding	654
Additional paid in capital	2,944,523
Common stock issued for future services	(1,667,488)
Accumulated deficit	(907,408)

Total Stockholders' Deficiency
370,281

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,345,052

See accompanying notes condensed to financial statements

AMERICAN WATER STAR, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2001	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001

NET SALES	$-	$-	$-	$-
COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	354,143	-	370,654	-
Consulting and legal services for stock	195,237	-	348,512	-
Depreciation and amortization	23,715	-	23,715	-

Total Operating Expenses
	573,095	-	742,881	-

LOSS FROM OPERATIONS	(573,095)	-	(742,881)	-

OTHER EXPENSE
Interest expense	(164,527)	-	(164,527)	-

Total Other Expense
	(164,527)	-	(164,527)	-

LOSS FROM CONTINUING OPERATIONS	(737,622)	-	(907,408)	-

DISCONTINUED OPERATIONS
Loss from discontinued operations	(219,936)	(162,443)	(153,881)	(217,539)
Gain on disposal of discontinued operations	4,445,835	-	4,445,835	-

Gain (Loss) on Discontinued Operations	4,225,899	(162,443)	4,291,954	(217,539)

NET INCOME (LOSS)	$3,488,277	$(162,443)	$3,384,546	$(217,539)

DIVIDENDS TO LLC MEMBERS	-	36,000	-	108,000

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$3,488,277	$(198,443)	$3,384,546	$(325,539)

INCOME (LOSS) PER SHARE
Loss from continuing operations	$(0.12)	$-	$(0.14)	$-
Gain (loss) from discontinued operations	(0.04)	(0.05)	(0.03)	(0.08)
Gain on disposal	0.71	-	0.71	-

Net income (loss) per common share	$0.55	$(0.05)	$0.54	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	6,326,824	4,000,000	6,289,720	4,207,995

See accompanying notes condensed to financial statements

AMERICAN WATER STAR, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)
	$3,384,546	$(217,541)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization
	23,715	61,412
Gain from disposal of subsidiary
	(4,067,587)	-
Beneficial conversion interest
	89,615	-
Deferred note payable placement cost amortization
	4,490	-
Stock issued for services
	348,512	-
Minority interest
	-	(38,389)
(Increase) in:

Accounts receivable
	-	(728,884)
Inventories
	-	(39,888)
Other assets
	-	(4,721)
Increase in:

Accounts payable and accrued expenses
	358,242	411,215

Net Cash Provided By (Used In) Operating Activities
	141,533	(556,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment
	(349,839)	(3,733)
Cash payment to subsidiaries pursuant to merger
	(445,780)	-
Deposits
	(3,500)	-

Net Cash Used In Investing Activities
	(799,119)	(3,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable
	162,042	-
Note payable-related party
	82,000	-
Proceeds from line of credit
	-	516,233
Payments on capital lease
	-	(71,289)
Purchase of Treasury Stock
	(55,000)	-
Proceeds from issuance of common stock
	553,442	-
Due to related party
	-	28,639

Net Cash Provided by Financing Activities
	742,484	473,583

NET INCREASE (DECREASE) IN CASH	84,898	(86,946)

CASH - BEGINNING OF PERIOD	15,839	122,343

CASH - END OF PERIOD	$100,737	$35,397

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment for note payable-related party	$177,453	$-

See accompanying notes condensed to financial statements

AMERICAN WATER STAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for the interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Forms 10-KSB and 8-K/A and the Management Discussion and Analysis presented in this 10-QSB.

NOTE 2 PRINCIPLES OF CONSOLIDATION

For 2001, the accompanying financial statements include the operations of Waterstar Bottling, Inc. and its 85% owned subsidiary Geyser Products, LLC which are both classified as discontinued operations (See Note 4).

For 2002, the financial statements include the operations of American Waterstar Bottling, Inc. and its former subsidiaries Waterstar Bottling, Inc. and Geyser Products, LLC whose operations are classified as discontinued operations (See Note 4).

All significant intercompany transaction and balances have been eliminated.

NOTE 3 NOTE RECEIVABLE

The Company entered into a note receivable with Geyser Products, LLC for $622,375 due in 60 monthly payments of approximately $12,620 with interest at 8% per annum beginning December 12, 2002.

NOTE 4 REVERSE MERGER AND RESCISSION

On February 28, 2002, American Water Star, Inc., (“AMWS” or “acquirer”) formerly known as American Career Centers, Inc. ("ACCI") acquired 82,875 or 97.5% of Water Star Bottling, Inc. from DeBaux Holdings, LLC (“WSB” or “acquiree”) for 4,000,000 shares of ACCI common stock and 4,000,000 shares of Series A convertible preferred stock.

AMERICAN WATER STAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(UNAUDITED)

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

Christopher M. Vance, a former director of the Company, owns 100% of DeBaux Holdings, LLC (“DeBaux”), which owned 4,000,000 shares of the Company’s common stock and 4,000,000 shares of the Company’s Series A Convertible Preferred Stock. Each preferred share is convertible into 2.5 shares of common stock (the “Series A Shares”) and entitles the holder to 2.5 votes on all shareholder matters.

On May 8, 2002, Mr. Vance represented to the Board of Directors that it would be in the best interests of the Company and its shareholders to retire the Series A Shares and, on behalf of DeBaux, returned the Series A Shares to the Company for cancellation.

Additionally, on May 8, 2002, DeBaux executed and delivered a Voting Agreement assigning its right to vote its 4,000,000 common shares to the Company’s Board of Directors agreed to return the common shares to the Company for cancellation in exchange for options to purchase up to 1,500,000 shares of the Company’s common stock. The common shares were to be held in escrow pending the effectiveness of a Registration Statement. Pursuant to the Agreement, the Common Shares were deposited into an Escrow Account pending the effectiveness of a registration statement.

On July 11, 2002, the Company and DeBaux entered into an Addendum to the Agreement waiving the provision that the common shares be held in escrow pending the effectiveness of a registration statement. DeBaux delivered its instructions to cause the Common Shares to be cancelled and the Company granted DeBaux the following options:

(a) An option to purchase 500,000 shares of the Company’s restricted common stock at the purchase price of par value ($0.0001 per share), exercisable commencing January 1, 2003; and

(b) An option to purchase 500,000 shares of the Company’s restricted common stock at the purchase price equal to fifty percent (50%) of the average bid price for the 30 trading days preceding the Exercise Date, exercisable commencing January 1, 2004; and

AMERICAN WATER STAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(UNAUDITED)

(c) An option to purchase 500,000 shares of the Company’s restricted common stock at the purchase price equal to fifty percent (50%) of the average bid price for the 30 trading days preceding the Exercise Date, exercisable commencing January 1, 2005.

On September 6, 2002 the Company and DeBaux entered into a rescission agreement., The agreement returned the Company's 97.5% interest in Waterstar Bottling, Inc. for 1,500,000 common stock warrants issued to DeBaux. The operations of Waterstar Bottling, Inc. and its subsidiary have been shown as discontinued operations on the accompanying statements of operations. The non-cash gain resulted primarily from the disposal of liabilities held by the subsidiaries.

NOTE 5 CONVERTIBLE NOTES PAYABLE

During August 2002, the Company issued $177,990 of one year, 10% convertible notes. The notes which are convertible after 30 days at a 30% discount to the bid price on the day of conversion limited to a floor of $0.20 and a ceiling of $0.40 if the stock is trading below $1.00 on the day of conversion. The intrinsic value of this beneficial conversion feature has resulted in deemed additional interest expense of $76,282. The stock placement costs of $35,950 are being amortized over the life of the convertible notes and at September 30, 2002 equaled $31,460. In addition, the placement agent receives an additional 10% of all notes converted into stock in the future.

During the three months ended September 30, 2002, the Company issued $20,000 of 25% per annum convertible notes. The notes are convertible at a 25% discount to the bid price on the day of conversion limited to a floor of $0.40 and a ceiling of $1.50. The intrinsic value of this beneficial conversion has resulted in a deemed additional interest expense of $13,333.

NOTE 6 NOTES PAYABLE – RELATED PARTY

During the three months ended September 30, 2002, the Company entered into a note payable with its President and Chief Executive Officer for $255,864 at 7% interest per annum, due quarterly. The note is due one year from issuance.

NOTE 7 COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit filed by its former attorneys for non-payment of fees. The lawsuit seeks $135,637 for services rendered to the Company. The Company has accrued $135,637 in accounts payable and accrued expenses as of September 30, 2002. The Company plans to contest the lawsuit vigorously.

AMERICAN WATER STAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 8 EQUITY

(A) Common Stock Issued for Cash

During the three month period ended September 30, 2002, the Company sold 115,000 shares of common stock for net proceeds of $26,000.

(B) Private Equity Line

On May 7, 2002, the Company entered into a Stock Purchase Agreement with Brighton Opportunity Fund, L.P. in connection with a private equity line financing transaction pursuant to which the Company can offer and sell to Brighton up to $10,000,000 of the Company's common stock.
Brighton’s obligation to purchase stock in any monthly period is limited to the lesser of $500,000; remaining amounts available under the line; or an amount equal to 10% of the total dollar trading volume in the Company’s common stock during the month in question. Brighton is not obligated to purchase the Company’s common stock if they would own more than 4.9% of the Company’s outstanding common stock.

Under the Purchase Agreement, the purchase price per share is equal to 90% of the lowest closing bid price of the Company's common stock for the ten days immediately prior to the date the Company notifies Brighton to purchase shares of the Company's common stock. Additionally, the Company entered into a Registration Rights Agreement with Brighton whereby the common stock to be offered and sold to Brighton shall be registered in an effective registration statement with the Securities and Exchange Commission. As of November 14, 2002, no shares have been sold under the equity line of credit.

(C) Common Stock Issued for Services

During the quarter ended September 30, 2002 the Company issued 450,000 shares of common stock for services having a fair value of $133,000. The Company cancelled 520,000 shares of common stock previously issued to consultants for non-performance. The Company reduced stock issued for future service by $671,360, the fair value of the deferred stock issued for future services. In addition, the Company is currently seeking the return of 1,275,000 shares of common stock with a fair value of $1,493,780 due to the nonperformance of services. This amount is recorded in deferred stock issued for future services. The Company recognized $195,237 in stock compensation costs during the three months ended September 30, 2002.

AMERICAN WATER STAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 9 SUBSEQUENT EVENTS

(A) Acquisition of Company

In September 2002, the Company entered into an agreement to acquire Star Beverage, Inc. Under the terms of the agreement, the number of shares of the Company’s common stock to be issued to the shareholders of Star will be determined based on the independent appraisal on the equipment to be acquired by the Company through the acquisition. The shares to be issued will be valued at a price of $0.50 per share. The transaction will close upon receipt of the independent appraisal which is anticipated to be completed in the fourth quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements

This report may contain "forward-looking" statements. Examples of forward- looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

OVERVIEW

On September 6, 2002, the Board of Directors of the Company rescinded its previous acquisition of Water Star Bottling, Inc, a Wyoming corporation, and its subsidiary Geyser Products, LLC, a Delaware limited liability company, by mutual consent as outlined in the Company’s Current Report on Form 8-K filed on September 19, 2002. On November 19, 2002, the Company amended its filing to include the pro forma financial statements reflecting the financial condition of the Company as a result of the rescission.

Additional improvements to the financial statements by the near elimination of debt are reflected by the removal of over $1 million in working capital deficit and consolidated stockholder’s deficiency of over $1.5 million. Another significant change is the elimination of a finance factor of the receiveables which was costing over 30% to the net profit. Currently the Company utilizes no receivable financing, preferring to operate with cash flow from its sales and some new capital for expansion as outlined and explained elsewhere in this report.

The Company has made significant progress towards developing the company as compared to the last Quarterly filing and therefore believing it is on target to meet its sales goals by 4th Q 2003.

We took the following actions during the 3rd Q 2002 in moving toward our goals as outlined in our previous Quarterly Report:

.Expanded our terms and added additional key suppliers so as to build an inventory that allows the Company to produce and ship in a timely and orderly manner.

.Eliminated outside creditor debt so that all trade payables are within agreed terms.

.Raised net proceeds of approximately $277,000 from new investors for working capital and expansion towards preparation of a national distribution capacity for the large retail mass market companies.

.Completed the installation of the EDI system that is mandatory to interact with national mass market corporations.

.Developed as projected, new sugar free products targeted for the school systems nationwide. With new brands like Power Punch and California Sun, the Company believes it is in the right market at the right time and has consistently received ratification of such from its top Bottlers and Distributors throughout the U.S.

.Entered into an agreement to acquire Star Beverage, Inc. (“Star”), a Nevada corporation, which will become the sales organization for the Company. The closing will take place upon completion of the appraisal of the assets of Star. It is expected that Star will incorporate in excess of $3 million in net assets which will be included in the Company consolidated statement next quarter when the final assets appraisal has been completed and the transaction closes. This addition of Star’s net assets to the Company’s consolidated financial statements will keep pace with Management’s goal for the Company to qualify for a listing on one of the more recognized Stock Exchanges in 2003. Star is currently conducting a business similar to that of the Company. At this end of this Discussion is a synopsis of the ongoing operations of Star.

RESULTS OF OPERATIONS

The operations of the Company have been revised and re-structured. As previously noted, the rescission of the Geyser et al group has drastically changed both the debt and net assets of the Company as well as the net profits. The sole remnant of the previous relationship is the license royalty agreement affording the Company the right to manufacture, distribute and sell the Geyser brand. Comparisons to the last Quarter therefore become; in management's opinion meaningless, except as to the perspective evaluation of the Company in key operational and administrative areas. Accordingly, American Water Star (AWS) as the holding company serves as the administrative and leadership part of the Consolidated Company. Although sales are not processed out of AWS, there are some comparisons to make from last Quarter. Last Quarter, the Company was experiencing overhead, general and administrative expenses of $70,000 per month as compared to a further reduction to less than $40,000 a month for this reporting Quarter. The reduction is due primarily to the fact that current management is being reimbursed for expenses only and has no plans to draw compensation until 1st Quarter 2003. The same management team has contributed nearly $600,000 in net assets to AWS.

General and administrative costs totaled $592,156 as compared to the last Quarter of $1,059,810. Of the $592,156, 72% (or $426,000) of the expenditure was stock for services to the Company. Management believes $500,000 of this was a one time occurrence. It should be noted, Management received none of these allocations.

FINANCIAL CONDITION AND LIQUIDITY

The Company improved its liquidity and capital resources during the quarter.

During the Quarter management raised $277,000 net cash proceeds from the sale of common shares as well as the sale of convertible notes. A majority of the proceeds were used to pay key suppliers as well as increasing inventory to support sales. The Company has not found the need to finance its receivables since the rescission. However, with the projected new products and accelerated planned growth, the Company expects to have a favorable receivable financing plan in place within one month.

The Company had over $100,000 cash on hand at the end of the Quarter. This compares to last Quarter where the deficit was $1,126,802. A significant impact to the Company improvement was the elimination of the receivable factoring which was over 20%.

Management has restructured its pricing and terms wherein the results reflect a 21-day average return on receivables while increasing the gross profit margins. Payables have been reduced to current under 30 days as compared to last quarter’s total exceeding $1.5 million.

STAR BEVERAGE, INC.

The unique category of flavored water that Star focuses, seems to continue to expand. The school district market continues to drive sales, but Star’s goal of Institutional and Mass Market has been advancing on schedule as well. With the steady addition of key Bottlers and Distributors and the finalization of the national EDI system in place, Management is optimistic that expansion in all areas is realistic by virtue of the increasing demand for school business which ultimately sets up store sales.

Star’s Licensing Program has been successful with the addition of the “Cool Luc” brand. Pursuant to the Exclusive License Agreement between Cool Luc, L.L.C. (“Licensor”) and Star., the Licensor granted to Star an exclusive license to make, use and sell the Cool Luc brand for all markets and industries except for the Chicago Metropolitan Area and Michigan. The Licensor retained the rights to those markets.

The decision to enter the UV Pouch market (defined below) with Enhance Packaging Technologies, a DuPont Canada company, as a partner is a significant move for Star because it reduces the packaging costs to the School market as well as allows Star to enter the Mass Market with a no sugar product that is extremely price competitive. Rollout could begin as soon as early December 2002 in some areas, and could be fully national by the end of the 1st Q 2003.

Star has developed several new strategic suppliers and in some cases, “partnerships”. The Ball Corporation is the largest manufacturer of plastic bottling in the U.S. Star recently met with their top management and mutually agreed upon new and most competitive terms as well as better delivery procedures which will enhance and ensure timely and necessary supply for the increasing sales as projected.

Star has recently entered into a Letter of Intent with Enhance Packaging Technologies, a wholly-owned subsidiary of DuPont Canada Inc. (“Enhance/DuPont”). The agreement under negotiation is to mass market the UV pouch product. This product is best recognized presently by a juice pouch sold institutionally and mass marketed by Capri Sun, a product of Kraft Foods. Enhance/DuPont officials intend to supply Star with their patented pouch-making equipment throughout the U.S. once final terms are reached, as it is their stated desire to compete with Kraft Foods in this category. Based on preliminary numbers supplied by Enhance/DuPont, Star hopes to have a distinct pricing advantage over Capri. In addition, Star’s flavored, vitamin enhanced product will be sugar free as compared to Capri’s product which contains sugar.

Star will continue to develop strategic relationships, independent bottlers, and selected Distributors around the country to meet and support its sales demands.

As discussed, Star will be acquired by the Company but the transaction has not closed due to the lack of the independent appraisal of the equipment to be acquired by the Company through the acquisition. The final appraisal is expected in the 4th Quarter of 2002. Preliminary communication with the independent appraisal company suggests the expected value to be in excess of $3,000,000. The agreement calls for the issuance of shares to Star’s shareholders commensurate to the value of the equipment. Under the terms of the agreement, the shares to be issued will be valued at a price of $0.50 per share.

Operationally, Star sales totaled nearly one-quarter million dollars in its first 3 weeks of operation. Gross profit was $127,000 and Net Before Tax nearly $70,000. Work in process exceeds $1,000,000 fully paid for, including 25,000 cases of finished goods which converts into 17 truckloads. Expected profit will exceed $100,000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in an action filed in the Superior Court of California, County of Orange, on September 20, 2002 by Feldhake, August & Roquemore LLP for alleged nonpayment of legal fees in the approximate amount of $135,637 for services rendered to the Company’s predecessor, American Career Centers, Inc. The Company has filed an Answer to the litigation. The Company has retained counsel to defend and contest the action vigorously. It is currently weighing the alternative to file a countersuit for breach of contract, misrepresentation and possible malpractice issues.

ITEM 2. CHANGES IN SECURITIES

On August 15, 2002, the Company sold 100,000 shares of its common stock to one investor for the aggregate purchase price of $20,000 in reliance on Sections 4(2) and/or 3(b) of the Act, based upon his being the sole offeree, his relationship to the Company, his accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On September 6, 2002, the Company rescinded its acquisition of Water Star Bottling, Inc., which was reported in the Company’s Current Report on Form 8-K filed on September 19, 2002. Pursuant to the Rescission Agreement, DeBaux Holdings, LLC returned the stock options it acquired in exchange for the consideration given to it pursuant to the acquisition. DeBaux surrendered any and all rights it had or may have with respect to the options and the common stock underlying the options. The options which were cancelled consisted of the following: (a) an option to purchase 500,000 shares of the Company's restricted common stock at the purchase price of par value ($0.0001 per share), exercisable commencing January 1, 2003; (b) An option to purchase 500,000 shares of the Company's restricted common stock at the purchase price equal to fifty percent (50%) of the average bid price for the 30 trading days preceding the Exercise Date, exercisable commencing January 1, 2004; and (c) an option to purchase 500,000 shares of the Company's restricted common stock at the purchase price equal to fifty percent (50%) of the average bid price for the 30 trading days preceding the Exercise Date, exercisable commencing January 1, 2005.

From August 10, 2002 to October 1, 2002, the Company sold 10% Convertible Notes in the aggregate principal amount of $177,990 to 13 accredited investors. The offering was conducted by the Company's Registered Sales Agent, Camden Securities, Inc., and made in reliance upon the private offering exemptions contained in Rule 506 of Regulation D of the Act. Each investor represented that he/she/it were acquiring the Notes and the common stock issuable upon conversion of the Notes for investment purposes only and not with a view to distribute. Each investor further represented that he/she/it (a) has such knowledge and experience in financial and business matters and is capable of evaluating the merits and risks of the investment, (b) is able to bear the complete loss of the investment, and (c) has had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information. Each investor further represented to the Company that he/she/it was an “accredited investor” as such term is defined in Rule 501 of the Securities Act. The notes accrue interest from the date of issuance at the rate of 10% per annum. The holder may convert the then outstanding principal amount, together with all accrued and unpaid interest, at any time within one month after completion of the offering, at the conversion price of 30% discount of the bid price per share on the trading day immediately preceding the date of conversion into shares of common stock with a floor price of $0.20 and a maximum conversion price of $0.40 per share. The maximum $0.40 conversion price is only valid if the bid price is less than $1.00. The shares issuable upon conversion will be restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement. The investors were granted “piggy-back” registration rights entitling the investor to include the shares issuable to them upon conversion to be included in a registration of the Company’s common stock under the Securities Act of 1933, excluding registration statements relating to any employee benefit plan or corporate reorganization. The offering closed on October 30, 2002. The Company paid Camden commissions and fees totaling $35,948, net proceeds to the Company were $142,042. The Placement Agent will also receive 10% on all shares to be converted of common stock (pro-rata based on an aggregate amount of the notes sold in the offering). Forms of the Convertible Note Purchase Agreement and 10% Convertible Note are attached at Exhibit 4.2.

On September 6, 2002, one individual who received 100,000 shares of the Company's common stock registered on Form S-8, SEC File No. 333-87846, terminated his Consulting Agreement with the Company, and agreed to return the 100,000 shares to the Company for cancellation. The 100,000 shares were cancelled and returned to the authorized but unissued shares of the Company's common stock.

On September 17, 2002, the Company sold 15,000 shares of its common stock to one investor for the aggregate purchase price of $6,000 in reliance on Sections 4(2) and/or 3(b) of the Act, based upon her being the sole offeree, her relationship to the Company, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On September 30, 2002, the Company sold a 25% Convertible Note in the principal amount of $20,000 to one accredited investor in reliance upon the private offering exemptions contained in Rule 506 of Regulation D of the Act. The investor represented that he (a) is acquiring the Note and the common stock issuable upon conversion of the Note for investment purposes only and not with a view to distribute, (b) has such knowledge and experience in financial and business matters and is capable of evaluating the merits and risks of the investment, and (c) is able to bear the complete loss of the investment. The investor further represented to the Company that he was an “accredited investor” as such term is defined in Rule 501 of the Securities Act. Interest accrues at the rate of 25% per annum. The Note matures on February 4, 2003. Commencing 4 months after issuance of the Note, the holder may convert the then outstanding principal amount, together with all accrued and unpaid interest, at the conversion price of 25% discount to the previous 10-day average closing price per share into shares of common stock, provided, however, that in no event shall the conversion price be less than $0.40 or greater than $1.50 per share. The shares issuable upon conversion will be restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement. A form of the 25% Convertible Note is attached at Exhibit 4.3.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On August 30, 2002, Christopher M. Vance resigned from the Board of Directors of the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Number	Description

3.1	The Company's Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Company's Amended Form 10-KSB filed on April 13, 2000.)

3.2	Certificate of Amendment to the Company's Articles of Incorporation. (Incorporated by reference to Exhibit 3.2 of the Company's Amended Form 10-KSB filed on April 13, 2000.)

3.3	Certificate of Change in Number of Authorized Shares Pursuant to NRS 78.209, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, SEC File No. 333-85652, filed on April 5, 2002.)

3.4	Certificate of Amendment to the Company's Articles of Incorporation changing the name of the Company and increasing its authorized common stock. (Incorporated by reference to Exhibit 3.2 of the Company's Amended Form 10-QSB filed on May 20, 2000.)

3.5	The Company's By-Laws. (Incorporated by reference to Exhibit 3.3 of the Company's Amended Form 10-KSB filed on April 13, 2000.)

4.1	Certificate of Designation of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, SEC File No. 333-85652, filed on April 5, 2002.)

4.2*	Forms of Convertible Note Purchase Agreement and 10% Convertible Note.

4.3*	Form of 25% Convertible Note.

10.1	Stock Purchase Agreement between the Company and Brighton Opportunity Fund, LP dated as of May 7, 2002. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with on August 19, 2002.)

10.2	Registration Rights Agreement, dated as of May 7, 2002, between the Company and Brighton Opportunity Fund, LP (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with on August 19, 2002.)

10.3	Common Stock Purchase Agreement between the Company and Brighton Opportunity Fund dated May 7, 2002. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with on August 19, 2002.)

10.4	Sublicense Agreement between Geyser Products, LLC, a Delaware limited liability company, and Star Beverage, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 19, 2002.)

* Filed herewith.

(b) Reports on Form 8-K

September 19, 2002	Effective September 6, 2002 the Company rescinded the acquisition of Water Star Bottling, Inc., which acquisition had been previously reported.
November 19, 2002	The Company filed an amendment to its Form 8-K filed on September 19, 2002 in accordance with the requirements set forth in Item 7 of the Form to include pro forma financial information.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WATER STAR, INC.

	By:	/s/
Roger Mohlman
President and Chief Executive Officer
	Date:	November 19, 2002

	By:	/s/
Thomas F. Krucker
Chairman of the Board, Secretary/Treasurer
	Date:	November 19, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Roger Mohlman, Chief Executive Officer of American Water Star, Inc. (the “Company”), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19, 2002

/s/
Roger Mohlman
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas F. Krucker, Chief Financial Officer of American Water Star, Inc. (the “Company”), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19, 2002

/s/
Thomas F. Krucker
Chief Financial Officer

CERTIFICATE PURSUANT TO
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Roger Mohlman, Chief Executive Officer of American Water Star, Inc., certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of American Water Star, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 19, 2002

/s/
Roger Mohlman
Chief Executive Officer

CERTIFICATE PURSUANT TO
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas F. Krucker, Chief Financial Officer of American Water Star, Inc., certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of American Water Star, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(4) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 19, 2002

/s/
Thomas F. Krucker
Chief Financial Officer