Form 10KSB
period 2002-12-31
AMERICAN WATER STAR  INC
filed 2003-04-16
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2002

OR

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuer's Revenue during the year ended December 31, 2002: $458,152

Aggregate market value of the voting and non-voting common equity, 13,325,028 shares of common stock, held by non-affiliates based on the price of $0.22 per share (the average bid and asked price as of April 11, 2003): $2,931,506

As of March 31, 2003, the issuer had 32,926,321 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The Company's definitive Information Statement filed with the Securities and Exchange Commission on April 12, 2002, which was mailed to shareholders of record at April 5, 2002.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

American Water Star, Inc. (the "Company" or "AMWS") with its administrative offices located in Las Vegas, Nevada, operates as a publicly held holding company of entities and brands engaged in the beverage industry. Our products and brands are licensed and developed in-house.

Our main objective is to position the Company to sell our products directly to major national chains and food service channels. Although our products are not sold in these stores at the date of this filing, we are actively developing the systems and national production capability to service these types of accounts.

Our beverage products are sold by the truckload, principally to distributors, who, in turn sell to retail stores, corner grocery stores, convenience stores, schools and other outlets. A truckload consists of 20 pallets holding 72 cases per pallet. Each case holds 24 16-ounce bottles. So, each truckload consists of 1,440 cases.

Business Development

The Company was incorporated as American Career Centers, Inc. in the State of Nevada on June 15, 1999. The Company was formed as a holding company for the acquisition of information technology career training centers and related businesses. Effective December 3, 1999, the Company acquired 100% of the outstanding shares of Tunlaw International Corporation, a publicly-held reporting company, in exchange for an aggregate of 200,000 shares of common stock of the Company, with Tunlaw becoming a wholly-owned subsidiary of the Company. With the completion of this acquisition, the Company became the successor issuer to Tunlaw, and retained public company reporting status under the Securities Exchange Act of 1934. Tunlaw has had no operations to date.

On May 7, 2002, the Company changed its name to American Water Star, Inc. to reflect the significant change in the Company's character and strategic focus relating to its water bottling and distribution business.

Acquisition of American Distribution & Packaging, Inc.

On December 23, 2002, the Company completed the acquisition of American Distribution & Packaging, Inc., a privately-held Nevada corporation ("AD&P"), pursuant to an Acquisition Agreement dated December 23, 2002. Pursuant to the Agreement, AD&P exchanged 100% of its outstanding common stock for 5,200,000 newly issued shares of the Company's common stock. Accordingly, each outstanding share of common stock of AD&P was surrendered in exchange of approximately 5.2 shares of the Company's common stock. Upon completion of the Acquisition, AD&P became the wholly-owned subsidiary of the Company.

Although the consideration exchanged by the Company in the Acquisition was not negotiated at "arms-length," the directors and executive officers of the Company deemed it reasonable based on certain criteria such as the valuation of the assets of AD&P; AD&P's present and past business operations; the future potential of AD&P; and the potential benefit to the stockholders of the Company. The directors of the Company determined that the consideration for the exchange was reasonable, under these circumstances. The valuation is subject to an appraisal being secured by the Company.

AD&P specializes in packaging and distribution of products focusing in warehousing, storage and specialized processing of non-bottling products such as the Company's new line of beverage sold in mini-sip pouches under the brand name of Cal-Sun. The specialized mini-sip market requires alternative manufacturing and distribution coordination as compared to traditional bottling procedures. The Company intends to continue the business operations conducted by AD&P.

Acquisition of All-Star Beverages, Inc.

On December 24, 2002, the Company completed the acquisition of All-Star, a privately-held Nevada corporation, pursuant to an Acquisition Agreement dated as of September 6, 2002. Pursuant to the Agreement, All-Star exchanged 100% of its outstanding common stock for 12,645,824 newly issued shares of the Company's common stock. Accordingly, each outstanding share of common stock of All-Star was surrendered in exchange of approximately 12.6 shares of the Company's common stock. Upon completion of the Acquisition, All-Star became the wholly-owned subsidiary of the Company.

Although the consideration exchanged by the Company in the Acquisition was not negotiated at "arms-length," the directors and executive officers of the Company deemed it reasonable based on certain criteria such as the valuation of the assets of All-Star; All-Star's present and past business operations; the future potential of All-Star; and the potential benefit to the stockholders of the Company. The directors of the Company determined that the consideration for the exchange was reasonable, under these circumstances. The valuation is subject to an appraisal being secured by the Company.

All-Star is now the primary sales arm for the Company. It has contractual relationships with various Independent Distributors around the United States. All sales of the Company's products have been processed through All-Star which includes brands such as Geyser, Cool Luc and Power Punch. The bottling and distribution of the Company's bottle sales is through All-Star. The Company intends to continue the business operations conducted by All-Star.

Principal Products

As of December 2002, our product line includes:

Power Punch - Our new non-sugared, 0 calorie, 0 carbohydrate, 0 sodium, vitamin and mineral enriched, fruit flavored beverage brand. Developed for the school market and mass market, we will be test marketing two flavors: a red fruit punch called "Tight" and a yellow citrus punch called "Extreme."

Cool Luc -Our licensed underground extreme energy drink is primarily sold in the Midwest, but expanding.

Geyser Fruit Beverages - Our line of eight different fruit flavored waters. Flavors include: Cherry, Peach, Wildberry, Cranberry Raspberry, Strawberry Kiwi, Kiwi Watermelon, Cherry Lime, and Lemonade. A Latin flavor profile is planned for 1st quarter roll out. This brand will be named Geyser Fruta and preliminary feedback from our brokers suggests good acceptance. The flavors include: Mango, Jamaica, Tamarindo, and Kiwi Melon.

Hawaiian Tropic - Our latest licensed product featuring a sugar free, no carb, caffeine free, sodium free tropical drink. Flavors include Strawberry Kiwi, Lemon Lime, Orange Guava and Pineapple Grapefruit. These products will be sold in Drug Stores and other mass marketing outlets and will be present at various events sponsored by Hawaiian Tropic, a trademark owned by Tanning Research Laboratories, Inc.

Our products take advantage of major trends in the beverage industry. Increasingly consumers want healthy, refreshing drinks. In fact, because of the passage of SB-19 in California (The Pupil Nutrition, Health, and Achievement Act of 2001), which prohibits the sale of carbonated beverages in elementary schools and establishes nutrient standards, schools in California are banning the sugared carbonated beverages that have been the mainstay of Coke and Pepsi. We believe our great tasting new zero sugar, zero calorie flavored water beverages have positioned us to capture a large share of the market for healthy flavored waters.

Mini-Sip® Pouch

In February 2003, the Company, through its wholly-owned subsidiary, All-Star Beverages, Inc., entered into a Letter of Intent with Liqui-Box Canada Inc., a Division of DuPont Canada, for the delivery and installation of equipment designed to package our beverages in Mini-Sip® pouches. Liqui-Box Canada Inc. is a global leading manufacturer of flexible films and systems for the packaging of liquids and pumpable food products. They offer a wide spectrum of proprietary films for the containment of beverages such as milk, juice, shelf stable drinks and water in flexible pouches ranging in size from four ounces to one-half gallon. Their filler technologies include pasteurized cold fill, hot fill and UHT aseptic.

All-Star plans to market our Power Punch, Cal Sun and H2O beverages in the Mini-Sip® pouch because of the many benefits of the pouch such as differentiation in the market place and cost savings related to operations, packaging, storage and shipping. The pouch is an environmentally responsible alternative to other packages because of source reduction that also brings additional savings in trash disposal - a very attractive benefit to schools and institutions with ever-decreasing budgets. This type of packaging seems to appeal to children of all ages primarily because of its ease of use.

All-Star will utilize the Mini-Sip® pouch in the marketing of our beverages to schools, hospitals, military personnel and retail consumers with hopes that the cost advantages of the pouch will position our products well against other products in the mass market and retail space.

Production and Distribution

The Company's product brands are both licensed and developed in-house, and bottled in strategic locations throughout the U.S.

In March 2003, the Company began co-packing the Mini-Sip® pouch with water product in a Gary, Indiana bottling facility. This co-packing arrangement was entered into under the Letter of Intent with Liqui-Box Canada Inc. The co-packing facility is capable of producing 256 8-ounce Mini-Sip® pouches per minute. This equates to 52 truckloads per month. The initial production will be purified water bottled under the H2O brand. H2O is the Company's own brand. Each case of beverage will contain 30 pouches. In these troubled times and in the event of a natural disaster, the American Red Cross recommends that groups and families store at least 1 gallon of water per person per day and maintain a three-day supply per person. We believe the cases of our H2O are easy to carry and a safe way to store water to suit the need for an emergency water supply.

Also in March 2003, the Company began producing its Hawaiian Tropic beverage brand out of two co-packing facilities, Coast to Coast Distributing in Florida and Adirondack Beverages in New York. These two facilities will distribute the Hawaiian Tropic tropical beverage along the Eastern Seaboard. Four flavors will be distributed initially: pineapple, pink grapefruit, strawberry kiwi, passion orange guava and kiwi lemon lime. .

In late March 2003, the Company added 15 new distributors to carry its full line of beverages. These additional distributors will market the Geyser Fruit and Geyser Fruta beverages, Hawaiian Tropic Beverages, Power Punch and purified water under the H2O brand. Geyser Fruit and Geyser Fruta contain calories and sugar while both the Hawaiian Tropic and Power Punch beverage lines are sugar free, non-carbonated, caffeine free, sodium free.

3

The Market and Competition

The marketplace is robust in the Company's product market segments. Our new products and formulations developed for the school market, mass merchandising and active adult markets are being received with great excitement.

The beverage industry is currently undergoing unprecedented change. Driven by health conscious consumers and various U.S. regulatory bodies that are increasingly recommending health conscious diets, flavored water and fruit flavored beverages are increasingly the consumer's choice. Beverage makers are introducing flavored water and enhanced water on the heels of the success of bottled water. We intend to continue to address this new and growing market that children and adults alike enjoy.

Our products are sold nationwide, however, our largest sales have been in the states of New York and Pennsylvania due to the accounts we've developed are derived from previous Geyser Products, LLC contacts. Even though we have a presence in New York, as a percent of the population, our market share is very small. We have a beginning presence in California and no presence to date in major retailer chains or food service channels. We believe these companies represent markets with excellent sales growth opportunity for our Company, especially so in the Mini-Sip®, sugar-free, product segment.

We are in the process of developing the production capacity and the systems necessary to service national accounts which is necessary for the Company to gain a larger percentage of the available market share. We believe we have the management expertise and a known and successful distribution network to rapidly grow the business.

Sources and Availability of Raw Materials

We purchase beverage flavors and the raw materials used in our packaging and labeling from independent suppliers located in the United States.

We are dependent on the ability of our suppliers to provide products on a timely basis and on favorable pricing terms. Our goal is to ensure that the raw materials used in the manufacture and packaging of our products, including flavors, bottles, caps, labels and boxes, are readily available from two or more sources. Accordingly, the Company has engaged in developing strategic partnerships in these critical supply areas.

Dependence on Third-Parties

The Company is dependent on third-party water bottling companies and bottle makers. In 2002, products purchased from the Company's largest supplier accounted for approximately 70% of product purchases. The Company is dependent on the ability of its supplier to provide products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. Management believes that its relationship with suppliers are satisfactory.

Copyrights, Trademarks and Licenses

On November 1, 2002, the Company, through its wholly-owned subsidiary, All-Star Beverages, Inc., entered into an Exclusive License Agreement with Cool Luc, L.L.C. ("Licensor") granting All-Star an exclusive license to make, use and sell the Cool Luc brand for all markets and industries except for the Chicago Metropolitan Area and Michigan. The Licensor retained the rights to those markets. In consideration, All-Star will pay Licensor a royalty 4% of the gross revenues received for the licensed products sold. The Agreement is for a period of 100 years, however, in the event that All-Star pays Licensor the cumulative sum of $1,000,000 within 5 years, Licensor will irrevocably assign and sell to All-Star the copyrighted property (Cool Luc Spring Water, 1L, 0.5L and 20 oz.), and the Cool Luc trademarks.

On January 1, 2003, the Company entered into a Trademark and Design License Agreement with Tanning Research Laboratories, Inc. ("Tanning") granting the Company authorization to use the trademarked name, Hawaiian Tropic. Under the Agreement, Tanning licensed the Company to produce, market and sell on an exclusive basis in the U.S. and Canada items bearing the Hawaiian Tropic trademark for a period of three years. In consideration, the Company will pay Tanning a royalty of 4% of invoice sales (net of shipping and sales taxes), payable each quarter. The Agreement calls for guaranteed minimum royalties in the amounts of $40,000 for the 1st year, $120,000 for the 2nd year and $200,000 for the 3rd year. The Agreement has a renewal option of three years if the Company meets minimum sales amounts under the Agreement and if renewed, the minimum royalties will be $200,000 year.

Governmental Regulation

Flavored and bottled waters are subject to a number of strict federal, state and industry regulations. These serve to ensure that the product is consistent in public safety and quality. The United States Food and Drug Administration (FDA) regulates flavored and bottled water as a packaged food product. Flavored and bottled waters also must meet state regulations that, in some cases, are more stringent than the prevailing FDA and EPA standards. The FDA also regulates the labeling of our products. We have not encountered any regulatory action as a result of our operations, and no such action is anticipated.

Investment in Technology

The Company is committed to using technology to meet our business objectives and to keep our operating costs as low as possible.

We have installed EDI, a state-of-the-art software inventory management and tracking system, which is mandatory when dealing with the type of large accounts that the Company intends to acquire. This will enable us to significantly speed up the processing of orders from raw materials purchasing to plant operations. This becomes especially critical as we move to having national production capability with plants capacity nationwide.

We have also completed a company website with a feature reflecting where the company products are being sold which can be accessed at www.americanwaterstar.com.

At our headquarters facility in Las Vegas, Nevada, we operate with full ISP capabilities. We plan to operate in a paperless environment as much as possible. Documents we do receive will be imaged and retained electronically.

Compliance with Environmental Laws

Other than normal cleaning and sanitation supplies, our business does not involve the use, handling, storage and disposal of potentially toxic substances or wastes. Accordingly, we are not subject to regulation by federal, state, and local authorities establishing requirements for the use, management, handling, and disposal of these materials and health and environmental quality standards, liability related to those standards, and penalties for violations of those standards. Compliance with environmental laws, ordinances and regulations has not had, and we do not expect such compliance to have, a material adverse effect on our business, financial condition, or results of operation.

Employees

As of April 2003, there were two full-time employees of the Company, Roger Mohlman, its CEO and President, and Thomas F. Krucker, its CFO, Secretary/Treasurer. In addition the Company has contractual arrangements with three independent contractors to provide administrative services to the Company, and three persons who receive commissions for the sale of the Company's products. Management believes the Company's future success will depend in large part upon its ability to attract and retain qualified employees. The Company has no collective bargaining agreements with its employees and believes its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its corporate headquarters at 4560 S. Decatur Blvd., Suite 204, Las Vegas, Nevada 89103. Since June 2002, we have leased approximately 2,500 square feet of office space under a non-cancelable lease, expiring on October 31, 2005. The minimim annual rent for the premises is $35,919.24, payable in 12 equal monthly installments of $2,993.27 per month. In addition, the Company pays property taxes, insurance and certain operating expenses applicable to the leased premises. The lease is subject to annual rent increases.

The Company stores its products and inventory at a 60,000 square foot distribution center located in the north portion of the former Norton Air Force Base Building at 350 South Del Rosa Drive, San Bernadino, California 92408. We also lease this property from Camelot, Ltd. The lease is for a term of three years commencing October 1, 2002 until October 1, 2005 at the rate of $6,000 per month.

The Company maintains a pre- and post-production distribution facility at 2618 S. Oak Street, Santa Ana, California 92707, consisting of 39,000 square feet. The property is located next to the Tustin bottling plant which commenced the bottling the Company's products when it received its permit from the State of California on March 7, 2003. We also lease this property from Camelot, Ltd. The lease is for a term of two years commencing January 1, 2003 until January 1, 2005 at the rate of $10,600 per month which includes common area and maintenance charges (CAM).

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not a party to any such legal proceedings, the adverse outcome of which, individually or taken together with all other legal proceedings, is expected to have a material adverse effect on our prospects, financial condition or result of operation.

The Company was previously engaged in an action filed in the Superior Court of California, County of Orange, on September 20, 2002 by Feldhake, August & Roquemore LLP for alleged non-payment of legal fees for services rendered to the Company's predecessor, American Career Centers, Inc. In lieu of litigation, the parties entered into a Settlement Agreement on December 18, 2002. The Settlement Agreement provides, among other things, that the Company will pay to the plaintiff $120,000, with $20,000 to be paid upon execution of the Settlement Agreement and $10,000 to be paid every month until the balance is paid in full commencing January 1, 2003 and continuing up to and including October 1, 2003. Each party will bear its own costs and attorneys' fees in connection with all matters reserved by the Settlement Agreement. On plaintiff's receipt of good and sufficient funds in full and timely satisfaction, plaintiff shall file a Request for Dismissal, with prejudice, of the Complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this Item 4 is incorporated by reference to the Company's definitive Information Statement filed with the Securities and Exchange Commission on April 12, 2002, which was mailed to shareholders of record at April 5, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on the Over-the-Counter Electronic Bulletin Board in December 2000, and currently trades under the symbol "AMWS." The following table sets forth, for the periods indicated, quotations for the high and low bid prices for our common stock for each quarter within the last two fiscal years.

	High	Low
1st Qtr. 2001	$3.00	$0.08
2nd Qtr. 2001	$0.85	$0.07
3rd Qtr. 2001	$0.52	$0.11
4th Qtr. 2001	$0.24	$0.04

1st Qtr. 2002	$0.44	$0.06
2nd Qtr. 2002	$1.80	$0.03
3rd Qtr. 2002	$0.44	$0.17
4th Qtr. 2002	$0.38	$0.22

1st Qtr. 2003	$0.46	$0.17

The source of this information is Yahoo! Finance quotation services and broker-dealers making a market in the Company's common stock. As of the close of business on April 2, 2002, the Company effected a 1:12 reverse stock split of its Common Stock. Unless indicated otherwise, all stock prices and all share amounts quoted in this Report have been adjusted to give effect to the stock split. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Effect of Penny Stock Rules

The "penny stock" rules could make selling shares more difficult for the selling security holders. Our common stock will be a "penny stock," under Rule 3a51-1 under the Securities Exchange Act of 1934 unless and until the shares reach a price of at least $5.00 per share, we meet the financial size and volume levels for our common stock not to be considered a penny stock, or we register the shares on a national securities exchange or they are quoted on the NASDAQ system. The shares are likely to remain penny stocks for a considerable period after the shares that are being offered are sold. A "penny stock" is subject to Rules 15g-l through 15g-10 of the Securities exchange Act that require securities broker-dealers, before carrying out transactions in any "penny stock," to deliver a disclosure document to the customer describing the risks of penny stocks, and get a written receipt for that document, to disclose the compensation received by the broker-dealer or any associated person of the broker-dealer; and to send monthly statements to customers with market and price information about the "penny stock." Our common stock will also be subject to a rule which requires the broker-dealer, in some circumstances, to approve the "penny stock" purchaser's account under standards specified in the rule, and deliver written statements to the customer with information specified in the rule. These additional requirements could prevent broker-dealers from carrying out transactions and limit the ability of the selling security holders in the Public Offering to sell their shares into any secondary market for our common stock and also limit the ability of any subsequent shareholders to sell the shares in the secondary market.

Holders

As of March 31, 2003, there were 541 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds 800 in number.

Dividends

We do not have a policy of paying dividends, and it is currently anticipated that no cash dividends will be paid in order to retain earnings to finance future growth. Any future decision to pay cash dividends will be made on the basis of earning, alternative needs for funds and other conditions existing at the time.

Shares Eligible for Future Sale

As of March 31, 2003, we had an aggregate of 32,926,321 shares of our common stock issued and outstanding, 27,394,445 of which are "restricted securities," which may be sold only in compliance with Rule 144 under the Securities Act of 1933, as amended or exemptions from registration requirements of this act. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year after payment therefore may sell, in brokers' transactions or to market makers, an amount not exceeding 1% of the outstanding class of securities being sold, or the average weekly reported volume of trading of the class of securities being sold over a four-week period, whichever is greater, during any three-month period. (Persons who are not our affiliates and who had held their restricted securities for at least two years are not subject to the volume or transaction limitations.) The sale of a significant number of these shares in the public market may adversely affect prevailing market prices of our securities.

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

Recent Sales of Unregistered Securities

Unless otherwise noted, all shares amounts and values have been adjusted to reflect the 1:12 reverse split of the Company's common stock effected April 1, 2002.

On May 7, 2002, the Company entered into a Stock Purchase Agreement with Brighton Opportunity Fund, L.P. in connection with a private equity line financing transaction pursuant to which the Company shall offer and sell to Brighton up to $10,000,000 of the Company's common stock. The shares will be offered and sold to accredited investors only in reliance upon the provisions of Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated thereunder. Pursuant to the Purchase Agreement, Brighton's obligation to purchase stock in any monthly period shall be limited to the lesser of $500,000; remaining amounts available under the line; or an amount equal to 10% of the total dollar trading volume in the Company's common stock during the month in question. Notwithstanding the foregoing, Brighton shall not be obligated to purchase the Company's common stock if they would own more than 4.9% of the Company's outstanding common stock. Under the Purchase Agreement, the purchase price per share is equal to 90% of the lowest closing bid price of the Company's common stock for the ten days immediately prior to the date the Company notifies Brighton to purchase shares of the Company's Common Stock. Additionally, the Company entered into a Registration Rights Agreement with Brighton whereby the common stock to be offered and sold to Brighton shall be registered in an effective registration statement with the Securities and Exchange Commission. As of the date of this Report, no shares have been sold under the equity line of credit.

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

On December 23, 2002, the Company sold 325,000 shares of its common stock to one accredited investor for the purchase price of $87,750, $0.27 per share, in reliance on Sections 4(2) and/or 3(b) of the Act, based upon his being the sole offeree, his relationship to the Company, his accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On January 7, 2003, the Company sold 50,000 shares of its common stock to one accredited investor for the purchase price of $10,000, $0.20 per share, in reliance on Sections 4(2) and/or 3(b) of the Act, based upon his being the sole offeree, his relationship to the Company, his accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On March 10, 2003, the Company sold 5,000 shares of its common stock to one accredited investor for the purchase price of $1,250, $0.25 per share, in reliance on Sections 4(2) and/or 3(b) of the Act, based upon his being the sole offeree, his relationship to the Company, his accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

Private Placements

During April and May 2002, the Company sold 1,512,063 shares of its common stock at $0.30 per share for the gross proceeds of $453,620.35 to 33 accredited investors. The private placement was conducted by the Company's Registered Sales Agent, Camden Securities, Inc., and made in reliance upon the private offering exemptions contained in Rule 506 of Regulation D of the Act. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement. The offering closed on May 24, 2002. The Company paid Camden commissions and fees totaling $86,419.88; net proceeds to the Company were $367,200.47. The Placement Agent will also receive 227,000 warrants exercisable at 120% of the offering price, or $0.36 per share, exercisable for a period of five years. As of the date of this Report, the warrants have not yet been granted to the Placement Agent.

From August 10, 2002 to October 1, 2002, the Company sold 10% Convertible Notes in the aggregate principal amount of $177,990 to 13 accredited investors. The offering was conducted by the Company's Registered Sales Agent, Camden Securities, Inc. The notes accrue interest from the date of issuance at the rate of 10% per annum. The holder may convert the then outstanding principal amount, together with all accrued and unpaid interest, at any time within one month after completion of the offering, at the conversion price of 30% discount of the bid price per share on the trading day immediately preceding the date of conversion into shares of common stock with a floor price of $0.20 and a maximum conversion price of $0.40 per share. The maximum $0.40 conversion price is only valid if the bid price is less than $1.00. The shares issuable upon conversion will be restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement. The investors were granted "piggy-back" registration rights entitling the investor to include the shares issuable to them upon conversion to be included in a registration of the Company's common stock under the Securities Act of 1933, excluding registration statements relating to any employee benefit plan or corporate reorganization. The offering closed on October 30, 2002. The Company paid Camden commissions and fees totaling $35,948.50, net proceeds to the Company were $142,041.50. The Placement Agent will also receive 10% on all shares to be converted of common stock (pro-rata based on an aggregate amount of the notes sold in the offering). Forms of the Convertible Note Purchase Agreement and 10% Convertible Note are attached at Exhibit 4.2.

Between September 25, 2002 and December 31, 2002, the Company sold 25% Convertible Notes in the aggregate principal amount of $225,000 to 13 accredited investors. Interest accrues at the rate of 25% per annum. The Note mature in six months from the date of issue. Commencing 4 months after issuance of the Note, the holder may convert the then outstanding principal amount, together with all accrued and unpaid interest, at the conversion price of 25% discount to the previous 10-day average closing price per share into shares of common stock, provided, however, that in no event shall the conversion price be less than $0.40 or greater than $1.50 per share. The outstanding principal amount and all accrued interest on the Notes will automatically be converted into shares of Common Stock at the then effective Conversion Price in the event the Holder fails to deliver to the Company written notice of his/her/its intent to receive cash payment for the total indebtedness due under the Note no later than 30 days prior to the Maturity Date. The shares issuable upon conversion will be restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement. On March 3, 2003, the Company issued 27,500 shares of its restricted common stock to one individual as a finder's fee in relation to this offering. Forms of the Convertible Note Purchase Agreement and 25% Convertible Note are attached at Exhibit 4.3.

On February 27, 2003, after receiving requests from several of the 25% Noteholders who wished to maintain their investment in the Company, the Company offered each of the Noteholders the opportunity to extend the maturity date of their Note an additional 6-months and in consideration of the extension each investor, upon his acceptance, received one share of restricted common stock for each $5.00 of principal amount of his Notes. All but one investor returned their written letter of acceptance to the Company. Accordingly, the Company issued an aggregate 39,000 shares of restricted common stock to the accepting Noteholders and the maturity dates were extended an additional six months on each of the Notes, the first of which will mature on September 25, 2003 and the last on December 30, 2003.

From October 17, 2002 to December 27, 2002, the Company sold 15% Convertible Notes in the aggregate principal amount of $190,000 to 17 accredited investors. The offering was conducted by the Company's Registered Sales Agent, Camden Securities, Inc. The notes accrue interest from the date of issuance at the rate of 15% per annum. The holder may convert the then outstanding principal amount, together with all accrued and unpaid interest, at any time within one month after completion of the offering, at the conversion price of 30% discount of the bid price per share on the trading day immediately preceding the date of conversion into shares of common stock with a floor price of $0.20 and a maximum conversion price of $0.40 per share. The maximum $0.40 conversion price is only valid if the bid price is less than $1.00. The outstanding principal amount and all accrued interest on the Notes will automatically be converted into shares of Common Stock at the then effective Conversion Price in the event the Holder fails to deliver to the Company written notice of his/her/its intent to receive cash payment for the total indebtedness due under the Note no later than 30 days prior to the Maturity Date. The shares issuable upon conversion will be restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement. The investors were granted "piggy-back" registration rights entitling the investor to include the shares issuable to them upon conversion to be included in a registration of the Company's common stock under the Securities Act of 1933, excluding registration statements relating to any employee benefit plan or corporate reorganization. The offering closed on December 31, 2002. The Company paid Camden commissions and fees totaling $35,630, net proceeds to the Company were $154,370. The Placement Agent will also receive 10% on all shares to be converted of common stock (pro-rata based on an aggregate amount of the notes sold in the offering). Forms of the Convertible Note Purchase Agreement and 15% Convertible Note are attached at Exhibit 4.4.

Between November 19, 2002 and December 28, 2002, the Company sold 890,315 shares of its common stock at $0.22 per share for the gross proceeds of $195,870 to 14 accredited investors. The private placement was conducted by the Company's Registered Sales Agent, Camden Securities, Inc., and made in reliance upon the private offering exemptions contained in Rule 506 of Regulation D of the Act. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement. The offering closed on May 24, 2002. The Company paid Camden commissions and fees totaling $86,419.88; net proceeds to the Company were $166,239.50. The Placement Agent will also receive 10% on all shares issued for a total of 89,032 shares. These shares have not yet been issued to the Placement Agent.

On March 1, 2003, the Company commenced its offering of 10% Convertible Notes in the aggregate principal amount of up to $1,500,000 to accredited investors. Interest accrues at the rate of 10% per annum. The Notes mature in 6 months from the date of issue. Commencing 2 months after issuance of the Note, the holder may convert the then outstanding principal amount, together with all accrued and unpaid interest, at the conversion price of 50% discount to the previous 5-day average closing price per share into shares of common stock, provided, however, that in no event shall the conversion price be less than $0.25 or greater than $1.00 per share. The outstanding principal amount and all accrued interest on the Notes will automatically be converted into shares of Common Stock at the then effective Conversion Price in the event the Holder fails to deliver to the Company written notice of his/her/its intent to receive cash payment for the total indebtedness due under the Note no later than 30 days prior to the Maturity Date. The Note provides that the Company shall prepare and file a registration statement registering the shares issuable upon conversion of the Note within 30 days of (a) the Maturity Date of the last Note issued in this offering; or (b) the date on which all of the principal and accrued interest has been converted by all holders of the Notes issued in this offering. This Offering will close on the earlier of (a) the date the aggregate principal amount of $1,500,000 of Notes are sold, or (b) June 30, 2003. The shares issuable upon conversion will be restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement. As of the date of this Report, the Company has sold one Note in the principal amount of $50,000 maturing on November 6, 2003. Forms of the Convertible Note Purchase Agreement and 10% Convertible Note are attached at Exhibit 4.5.

The above sales were made in reliance upon the private offering exemptions contained in Rule 506 of Regulation D of the Act. Each investor represented that he/she/it were acquiring the Notes and the common stock issuable upon conversion of the Notes for investment purposes only and not with a view to distribute. Each investor further represented that he/she/it (a) has such knowledge and experience in financial and business matters and is capable of evaluating the merits and risks of the investment, (b) is able to bear the complete loss of the investment, and (c) has had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information. Each investor further represented to the Company that he/she/it was an "accredited investor" as such term is defined in Rule 501 of the Securities Act.

Rescission of Acquisition

On February 28, 2002, the Company acquired 82,875 shares or 97.5% of Water Star Bottling, Inc. for 48,000,000 (pre-split) shares of the Company's common stock and 4,000,000 shares of Series A Convertible Preferred Stock (the "Series A Stock"). The shares were issued in reliance on Section 4(2) of the Act.

On September 6, 2002, the Company rescinded its acquisition of Water Star Bottling, Inc., which was reported in the Company's Current Report on Form 8-K filed on September 19, 2002. Pursuant to the Rescission Agreement, DeBaux Holdings, LLC returned the stock options it acquired in exchange for the consideration given to it pursuant to the acquisition. DeBaux surrendered any and all rights it had or may have with respect to the options and the common stock underlying the options. The options which were cancelled consisted of the following: (a) an option to purchase 500,000 shares of the Company's restricted common stock at the purchase price of par value ($0.0001 per share), exercisable commencing January 1, 2003; (b) An option to purchase 500,000 shares of the Company's restricted common stock at the purchase price equal to fifty percent (50%) of the average bid price for the 30 trading days preceding the Exercise Date, exercisable commencing January 1, 2004; and (c) an option to purchase 500,000 shares of the Company's restricted common stock at the purchase price equal to fifty percent (50%) of the average bid price for the 30 trading days preceding the Exercise Date, exercisable commencing January 1, 2005.

Issuance of Stock For Services or In Satisfaction of Obligations

All shares amounts and values have been adjusted to reflect the 1:12 reverse split of the Company's common stock effected April 1, 2002.

On January 3, 2002, the Company issued 1,250,000 shares of its restricted common stock to five consulting firms, each of which assisted the Company in the development and evaluation of a number of business opportunities. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Act").

On January 16, 2002, the Company issued 41,667 shares of its common stock to its President in lieu of payment for services to be provided to the Company through February 2002, and 12,500 shares to William G. Anthony in lieu of payment for services previously provided to the Company. The shares were issued in reliance on Section 4(2) of the Act.

On February 6, 2002, the Company issued 12,500 shares to the Company's former CFO for past services. The shares were issued in reliance on Section 4(2) of the Act.

On February 13, 2002, the Company issued of a total of 125,868 shares of its common stock to two individuals for consulting services valued at $1.44 per share. The shares were issued in reliance on Section 4(2) of the Act.

On February 14, 2002, the Company issued 29,167 shares of restricted common stock to a shareholder in full satisfaction of a loan in the amount of $25,000. The shares were issued in reliance on Section 4(2) of the Act.

On January 8, 2002, the Company filed a Registration Statement on Form S-8 for the registration of 4,400,000 shares (pre-split) which were issued to five persons pursuant to a Business Advisory Agreement with each person dated November 30, 2001. The stock was issued to each individual in lieu of cash compensation for services provided to the Company from August 1, 2001 through November 20, 2001, valued at $0.05 per share.

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

On March 3, 2003, the Company issued 50,000 shares of its common stock to one individual in full and final settlement of any and all debt owed to him by the Company for services performed on the Company's behalf through January 20, 2003. In addition, the Company granted him piggy-back registration rights. The shares were issued in reliance on Section 4(2) of the Act, based upon his relationship to the Company, including his status as a prior existing shareholder, and the amount of securities being issued. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On November 1, 2002, the Company entered into an Independent Contractor Agreement with Donald Hejmanowski whereby Mr. Hejmanowski will provide Investor Relation services to the Company. Pursuant to the Agreement, in addition to his cash compensation, Mr. Hejmanowski will receive 20,000 shares of restricted common stock each month for a period of one year commencing the month of November, 2002. As of the date of this Report, Mr. Hejmanowski has received a total of 100,000 shares for the months of November, December, January, February and March.

On November 24, 2002, the Company issued 105,555 shares of restricted common stock to a family trust in exchange for cash and services provided by the Trustee of the trust to the Company with a total combined value of $28,500.

On September 2, 2002, the Company entered into a note payable with its President, Roger Mohlman, in the principal amount of $255,864.50 with interest accruing at the rate of 7% per annum, due quarterly. On December 27, 2002, Mr. Mohlman elected to convert the principal amount due under the Note into shares of restricted common stock of the Company at the conversion rate of $0.28 per share, and waive all accrued interest, which resulted in the issuance of 913,802 shares.

On December 26, 2002, Darwin Software, LLC elected to convert debt owed by the Company in the amount of $320,959 and debt owed by the Company's wholly-owned subsidiary, All-Star Beverages, Inc., in the amount of $296,335, into shares of the Company's restricted common stock at the conversion rate of $0.28 shares, which resulted in the issuance of 2,204,621 shares.

The issuances of the restricted securities listed above were deemed to be exempt from registration under Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Issuance of Stock for Acquisitions of Wholly-Owned Subsidiaries

On December 23, 2002, the Company completed the acquisition of American Distribution & Packaging, Inc., a privately-held Nevada corporation ("AD&P"), pursuant to an Acquisition Agreement dated December 23, 2002. Pursuant to the Agreement, AD&P exchanged 100% of its outstanding common stock for 5,200,000 newly issued shares of the Company's common stock. Accordingly, each outstanding share of common stock of AD&P was surrendered in exchange of approximately 5.2 shares of the Company's common stock

On December 24, 2002, the Company acquired All-Star Beverages, Inc., a privately-held Nevada corporation ("All-Star"), pursuant to an Acquisition Agreement dated as of September 6, 2002. Pursuant to the Agreement, All-Star exchanged 100% of its outstanding common stock for 8,200,000 newly issued shares of the Company's common stock.

On January 9, 2003, the Company issued additional shares to the shareholders of All-Star based on the adjusted valuation of All-Star's assets. Accordingly, the Company issued an additional 4,445,824 shares of restricted common stock, on a pro rata basis, to the two shareholders of All Star, both of whom are officers and directors of the Company. The shares were considered issued as of the date of the acquisition, December 24, 2002, on the books and records of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

On April 4, 2002, the Company adopted a Consulting and Legal Services Plan (the "Plan") which provides for the issuance of the Company's equity securities as compensation for consulting and/or legal services provided to the Company from time to time. The Company limits the recipients of stock issued pursuant to the Plan to natural persons who performed bona-fide services to the Company which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for the Company's securities. All shares issued pursuant to the Plan were registered with the Securities and Exchange Commission on Form S-8, as follows:

SEC Registration Number	Effective Date of Registration Statement	Number of securities issued under equity compensation plan	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c))
(a)	(b)	(c)	(d)
333-85652	04/05/02	4,900,000	10,000
333-87846	05/08/02	1,815,000	185,000
333-103529	02/28/03	2,600,000	2,400,000

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

On September 6, 2002, for failure to provide consulting services to the Company, one individual who received 100,000 shares of the Company's common stock registered on Form S-8, SEC File No. 333-87846, returned the shares to the Company for cancellation. The shares were cancelled and returned to the authorized but unissued shares of the Company's common stock.

On December 27, 2002, the Company adopted a Stock Plan which includes a total of 10,000,000 shares of common stock for issuance pursuant to a Stock Award or pursuant to the exercise of options. The authority to determine the person to whom shares shall be issued or options shall be granted, the amount of such option, the exercise price and number of shares subject to each option, the time or times on which all or a portion of each option may be exercised, and certain other provisions of each option, shall be in the Board of Directors of the Company.

On December 27, 2002, the Company granted a Stock Award under the Stock Plan to Thomas F. Krucker in consideration of his continued services to the Company. In accordance with Section 5 of the Plan, the shares were issued pursuant to Mr. Krucker's Employment Agreement described elsewhere in this Report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This Report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

OVERVIEW

As previously disclosed, the Company rescinded its acquisition of Water Star Bottling Inc. and its subsidiary, Geyser Products LLC, by mutual consent (the "Rescission") which was reported on Form 8-K filed on September 19, 2002. Accordingly, the Company's financial statements for the year do not reflect the sales accomplished under the Geyser brand until after the rescission period when the Company initiated its sales of Geyser Fruit branded products.

The significant accomplishment for the year was the acquisition of two operating companies and their attendant assets. The addition of All-Star Beverages, Inc. ("All-Star") and American Distribution & Packaging, Inc. ("AD&P") has resulted in marked improvements to the consolidated financial statements. On December 23, 2002, the Company acquired 100% of AD&P which specializes in packaging and distribution of products in warehousing, storage and specialized processing of non-bottling products such as beverages sold in mini-sip pouches.

On December 24, 2002, the Company acquired 100% of All-Star which specializes in sales of bottled beverage products to distributors and retailers.

The combined acquisition of these two subsidiaries resulted in an additional $5,627,583 in net cash, accounts receivable and equipment to the balance sheet of the Company with an additional $1,470,130 in current assets at the time, resulting in total assets of $7,156,213. It must be pointed out that the $1,214,215 in paid inventories reflected has set the Company up to meet the current demand of incoming orders which would suggest the Company is on track to meet its 12 month projection of $35 million in gross sales.

Due to the Rescission, the only financials audited were for the period of late August through the end of last year. Accordingly, the Company realized a gross profit of nearly $200,000. Leaving stock for legal services as an ongoing expense and ignoring the stock for services expense item, which charged over $600,000 as an expense, the Company would not reflect a net loss but would actually result in a net profit of $59,102 in the winter season.

As outlined in the Company's Quarterly Report for the period ended September 30, 2002, a comparative to the audited financials contained in the Company's Form 10-KSB for the year ended December 31, 2001 would be irrelevant because the Company as we know it today is not in the same field of business, is operating under new management, and has developed a real asset base with a positive cash flow operation. The Company was restructured during late 2002 to accomplish its significant projections for 2003.

Within the accompanying financial statements, the equipment acquired from the acquisitions of All-Star and AD&P was valued using the cost basis method, which may be less than the appraised value considering the fact that the equipment is installed and operational in 2003.

PLAN OF OPERATION

During the next 12 months, we plan to focus our efforts on our development of a national manufacturing, distribution, and sales organization, that can contract, sell and supply all types of accounts: national mass merchandise, regional chains, food service, convenience, and total retail.

To accomplish our goals of gross sales of $35 million, we have placed major emphasis on contracting Independent Distributors and Co-Packers in geographic areas throughout the US. The Company has organized a seasoned and experienced sales team to oversee its sales and manage its growth efficiently. The Company strategy to utilize existing independent organizations to accomplish sales growth has initially resulted in continued reductions to cost of goods thereby increasing margins and constantly improving the turnaround on receivables to an average of 21 days.

Brand development in sales has been an integral factor in the Company's initial success. Licensing brands such as Cool Luc and Hawaiian Tropic when added to the Geyser Fruit brands facilitates sales by integrating with maximum efficiency full truckloads made up of more than one product.

Based on increasing sales and orders as we approach our major selling season, we do not experience the typical small startup company syndrome of slow sales, lack of working capital and low margins. Our challenge is the need to contract a fair and reasonable account receivable relationship. Management believes the Company's sales are ramping up on target with projections. The Company's receivables are turning at 21 days and maintaining in excess of 40% gross margins. Growth is a wonderful accomplishment, but the A/R relationship remains a priority and a necessity if we are going to accelerate as projected.

Although we have no operating history to speak of in this industry, our adherence to basic business principles, our master plan of utilizing already established specialists (Co-packers and Distributors) to eliminate non-sales cash requirements, and management's extensive and diversified background and experience in other more challenging industries, should provide a little edge over the typical startup operation.

Notwithstanding the analysis of our existing business in the bottled beverage marketplace, the Company has identified an ancillary market for its beverages and assorted unique flavors. The mini-sip category in the beverage industry is easily in multi-billion dollar territory. Mini-sip is a plastic bag containing juice and other type beverages. Ten mini-sip bags containing various sugar flavored juices are sold in each box to the consumer.

The Company has entered into an Agreement with DuPont (Liqui-Box Division) to enter the mini-sip category beginning 3rd Quarter this year. DuPont historically was the innovator of the mini-sip category utilizing its patented technology toward the development of the mini-sip milk program prevalent around the country today. DuPont has ignored the mini-sip category in the mass merchandising category until now. The Company has begun the process of setting up its first locations beginning in the Mid-West and the West.

Because of DuPont's patent protections projected costs to compete are projected to be significantly less than the competition in the category due to higher cost manufacturing methods that cannot be reduced to DuPont cost levels. Accordingly, the Company foresees significant opportunities both with national as well as major regional retail accounts. In addition to the cost of production advantages, the Company plans to initiate its sales within this category with its vitamin enhanced no sugar mini-sip product. Limited production of the Company H2O brand of pure water has been implemented and increased demand suggests this program will be successful from a pure cost factor versus bottles.

The timing of most of our capital expenditures for this program is discretionary. Currently there are no material long-term commitments associated with our capital expenditure plans. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of our capital expenditures will vary in future periods depending on market conditions and other related economic factors. The Company has explored additional financing primarily for this mini-sip project and has received extremely positive interest. However, several million in new capital will be required to make this category national. Unlike the existing expanding sales utilizing the Independent network, the mini-sip category is a unique category requiring capitalization by us to be national in scope. Regional sales in water is the sole involvement at this point while the financial expansion aspects continue.

Risks that could cause actual performance to differ from expected performance are detailed in the remainder of this section, and under the section titled "Factors That May Affect the Company's Future Operating Results."

RESULTS OF OPERATIONS

For the Period From August 20, 2002 to December 31, 2002

Revenues. Revenues from August 20, 2002 through December 31, 2002 were $458,152. Cost of sales were $260,636, providing a gross profit of $197,516.

General and Administrative. General and administrative expenses for the period August 20, 2002 through-December 31, 2002 were $63,898.

Loss from Operations. As a result of the common stock issued for services expense item, primarily a one time extraordinary cost, loss from operations for the period August 20, 2002 through December 31, 2002 was $577,298. Without this charge, the Company would have had a net profit of $59,102 for the period.

Liquidity and Capital Resources.

Our past cash requirements were offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience cash flow needs from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through stock offerings and bank borrowings to the extent necessary to provide working capital. If we decide to expand nationally with mini-sip.

Over the next twelve months, we believe that existing capital and anticipated funds from operations will be sufficient to sustain operations and planned development for the existing sales in bottled beverage sales. Consequently, if we pursue the mini-sip expansion with DuPont, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

We anticipate increasing cash flow and growth over the next twelve months. Our lack of operating history in this industry makes predictions of future operating results difficult to ascertain however our projections are on target with our perceived plan. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As of December 31, 2002, we had current assets of $7,156,213, and current liabilities of $911,472.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

We are a development stage company, recently reorganized, and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

As a result of our recent reorganization, we have still demonstrated the ability to generate revenues from operations. We have a number of recognized brands to market, and our initial success in generating positive cash flow in the winter season as a start up re-organized company reflects our feelings we will continue to be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise capital if we wish to expand into the non-bottled beverage category. Other considerations to point out are what will be the continued demand and acceptance of our product, the level of our competition and our ability to attract and maintain key management and employees.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

Our auditor's report reflects the fact that we have only been a business since August 20, 2002 and it would be unlikely for us to continue as a going concern.

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. They reflect that the Company's cash position may be inadequate to pay all of the costs associated with production and marketing. If necessary, the Company intends to use borrowings and sales of its securities to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available.

There is a limited current public market for our common stock.

Although our common stock is listed on the OTCBB, there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. This is not just limited to the OTCBB or our Company, the general stock market has been in a major downward spiral for some time. There are no accurate projections we know of as to when the market will rebound. As a result of the foregoing, stockholders may be unable to liquidate their shares for any reason.

ITEM 7. FINANCIAL STATEMENTS.

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

CONTENTS

PAGE	F-1	INDEPENDENT AUDITORS' REPORT

PAGE	F-2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002

PAGE	F-3	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002

PAGE	F-4	CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002

PAGE	F-5	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002

PAGES	F-6 - F-16	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:

American Water Star, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of American Water Star, Inc. and subsidiaries as of December 31, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the period from August 20, 2002 (inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of American Water Star, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the period from August 20, 2002 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has a net loss of $577,299 and a negative cash flow from operations of $419,734 for the period from August 20,2002 (inception) to December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida

April 4, 2003

AMERICAN WATER STAR, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET DECEMBER 31, 2002 ASSETS
CURRENT ASSETS
Cash	$85,990
Accounts receivable, net	88,671
Inventories	1,214,215
Note receivable - current	5,000
Deferred offering costs	76,254

Total Current Assets	1,470,130

PROPERTY & EQUIPMENT - NET	5,627,583

OTHER ASSETS
Deposits	3,500
Note receivable	55,000

Total Other Assets	58,500

TOTAL ASSETS	$7,156,213

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accrued expenses	$257,362
Note payable - stockholder	61,120
Notes payable - convertible	592,990

Total Current Liabilities	911,472

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 20,000,000 shares authorized	-
Series A preferred convertible, 6,000,000 shares authorized	-
Common stock, $.0001 par value, 150,000,000 shares authorized, 30,158,398 shares issued and outstanding	3,016
Additional paid in capital	7,455,424
Common stock issued for future services	(636,400)
Accumulated deficit	(577,299)

Total Stockholders' Equity	6,244,741

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,156,213

See accompanying notes consolidated to financial statements

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002

NET SALES	$458,152

COST OF SALES	260,636

GROSS PROFIT	197,516

OPERATING EXPENSES
General and administrative	63,899
Consulting and legal services for stock	689,320
Depreciation and amortization	21,596

Total Operating Expenses	774,815

NET LOSS	$(577,299)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	13,528,523

See accompanying notes consolidated to financial statements

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002

	Preferred Stock		Common Stock		Additional Paid-In	Stock Issued For Future	Accumulated
	Stock	Amount	Stock	Amount	Capital	Services	Deficit	Total

Stock issued for equipment and inventory	-	$-	11,103,433	$1,110	$3,125,697	$-	$-	$3,126,807

Stock issued for officer services	-	-	2,562,393	256	689,064	-	-	689,320

Stock issued in recapitalization of American Distributing & Packaging, Inc.	-	-	5,200,000	520	2,590,356	-	-	2,590,876

Stock issued in recapitalization of American Water Star, Inc.	-	-	6,915,256	692	(99,621)	(636,400)	-	(735,329)

Stock issued for cash, net	-	-	1,258,892	126	273,493	-	-	273,619

Stock issued for related party note payable	-	-	913,802	92	259,361	-	-	259,453

Stock issued for equipment and software	-	-	2,204,622	220	617,074	-	-	617,294

Net loss	-	-	-	-	-	-	(577,299)	(577,299)

BALANCE, DECEMBER 31, 2002	-	$-	30,158,398	$3,016	$7,455,424	$(636,400)	$(577,299)	$6,244,741

See accompanying notes consolidated to financial statements

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(577,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,596
Stock issued for services	689,320
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(88,671)
Inventories	(308,669)
Increase (decrease) in:
Accounts payable and accrued expenses	(156,011)

Net Cash Used In Operating Activities	(419,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,658)
Issuance of notes receivable	(55,000)

Net Cash Used In Investing Activities	(71,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	273,619
Net proceeds on note payable - stockholder	303,763

Net Cash Provided By Financing Activities	577,382

NET INCREASE IN CASH	85,990

CASH - BEGINNING OF PERIOD	-

CASH - END OF PERIOD	$85,990

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company issued 3,219,996 shares of common stock to a stockholder for inventory with a cost of $905,546.

The Company issued 7,883,437 shares of common stock to a stockholder for office and bottling equipment with a cost of $2,221,260.

The Company issued 913,802 shares of common stock to a stockholder in exchange for a note payable of $259,453.

The Company issued 2,204,622 shares of common stock for equipment and software with a cost of $617,294.

See accompanying notes consolidated to financial statements

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Description of Business

American Water Star, Inc. f/k/a American Career Centers, Inc. was incorporated in the State of Nevada on June 15, 1999. The operations have been limited to fund raising activities during 2002. American Distribution & Packaging, Inc. (a subsidiary acquired on December 23, 2002) was incorporated in the State of Nevada on August 20, 2002. They specialize in packaging and distribution of products in warehousing, storage and specialized processing of non-bottling products such as beverages sold in mini-sip pouches. As of December 31, 2002, formal business operations did not commence. All Star Beverage, Inc. (a subsidiary acquired on December 24, 2002) was incorporated in the State of Nevada on August 20, 2002. They sell various bottled beverage products to distributors and retailers.

(B) Basis of Presentation

On December 23, 2002, American Water Star acquired 1,000,000 shares or 100% of American Distribution & Packaging, Inc. for 5,200,000 shares of American Water Star common stock. A principal of American Distribution and Packaging was an officer of American Water Star at the date of acquisition. As a result of the exchange agreement, the reorganization was treated as an acquisition by the acquiree and as a reverse merger by the acquirer for accounting purposes. Pursuant to the merger, all capital stock shares and amounts and per share data have been retroactively restated.

On December 24, 2002, American Water Star acquired 1,000,000 shares or 100% of All Star Beverage, Inc. for 12,645,824 shares of American Water Star common stock. As a result of the exchange agreement, the reorganization was treated as an acquisition by the acquiree and as a reverse merger by the acquirer for accounting purposes. Pursuant to the merger, all capital stock shares and amounts and per share data have been retroactively restated.

Accordingly, the financial statements include the following:

(1)        The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)        The statements of operations include the operations of the accounting acquirer for the periods presented and the operations of the acquiree from the date of the merger.

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of American Water Star, Inc. and its subsidiaries, All Star Beverage, Inc., American Distributing & Packaging, Inc., and Tunlaw Corporation (an inactive subsidiary) hereafter referred to as (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002

(D) Use of Estimates
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

(E) Cash

The Company maintains cash at financial institutions.

(F) Inventory

Inventories are started at the lower of cost or market. Cost is determined using the first-in, first-out method.

(G) Property and Equipment

Property and equipment are recorded at cost. Owned property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets: 3-10 years for warehouse and bottling equipment. Amortization expense of leasehold improvements and lease equipment is included in depreciation expense.

(H) Deferred Offering Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

(I) Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002

(J) Revenue Recognition

Revenue is recorded when title and risk of loss have passed to the customer. Revenue is typically recognized at the time of shipment. Sales are recorded net of discounts, rebates and returns.

(K) Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising and sales promotion expense totaled approximately $8,800 for December 31, 2002.

(L) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash, accounts and notes receivable, accounts payable, accrued liabilities, notes payable and amounts due to stockholder are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

(M) Segments

The Company operates in only one segment and therefore segment information is not presented.

(N) Per Share Data

Net loss per share for the period ended December 31, 2002 is computed based on the weighted average common stock and dilutive stock equivalents outstanding during the period. The effect of common stock equivalents was not used because the effect was anti-dilutive.

(O) Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards.
In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002

related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2 ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2002 consisted of the following:

Accounts receivable	$88,671
Less allowance for doubtful accounts	-

$88,671

For the year ended December 31, 2002 the Company recorded no provision for doubtful accounts because the accounts receivable were deemed to be fully collectable.

NOTE 3 INVENTORIES

At December 31, 2002 inventories consisted of the following:

Raw materials	$975,408
Finished goods	238,807

$1,214,215

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002

NOTE 4 NOTES RECEIVABLE

Notes receivable at December 31, 2002 are as follows:

Note receivable from stockholder, unsecured, due on demand	$5,000

Note receivable from licensee, interest of 8% per annum, payments of $12,620, secured by intangible assets (See Notes 9(D) and 14(A))	622,375

Note receivable from vendor, interest of 7% per annum, due December 2004, unsecured	55,000

682,375
Less allowance for doubtful accounts	(622,375)

60,000
Less current portion	5,000

$55,000

NOTE 5 PROPERTY AND EQUIPMENT

Property, plant and equipment at December 31, 2002 consisted of the following:

Office equipment	$356,202
Furniture and fixtures	76,500
Website	357,589
Vehicles	7,900
Idle equipment	4,820,395
Improvements	74,172

5,692,758
Less accumulated depreciation	(65,175)

$5,627,583

Property, plant and equipment with a book value of $4,820,395 have not been put into use at December 31, 2002.

Depreciation expense for the year ended December 31, 2002 was $21,596.

NOTE 6 RELATED PARTY TRANSACTIONS

During 2002, the Company entered into a note receivable of $5,000 with a stockholder.

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002

During 2002, the Company exchanged 913,802 shares of common stock for a note payable to an officer of $259,453.
During 2002 the Company issued 2,562,391 shares of common stock for services to an officer having a fair value of $689,320.

During 2002, the Company exchanged 11,103,433 shares of common stock for bottling equipment and inventory from an officer with a fair value of $3,126,807.

Prior to the reverse merger, the Company exchanged 5,000,000 shares of common stock for bottling equipment from an officer (See Note 1(B)).

The Company entered into lease agreements with the wife of the Chief Executive Officer and President (See Notes 8(B) and 14(F)).

NOTE 7 CONVERTIBLE NOTES PAYABLE

During 2002, the Company issued one-year 10% convertible notes payable. The notes are convertible 30 days after issuance at 70% of the market price on the date of conversion with a floor conversion price of $0.20. The Company recorded a beneficial conversion on these notes of $76,282 prior to the recapitalization (See Note 1). None of the notes have been converted as of December 31, 2002 (See Note 9(C)).	$177,990

During 2002, the Company issued one-year 15% convertible notes payable. The notes are convertible 30 days after issuance at 70% of the market price on the date of conversion with a floor conversion price of $0.20 and a ceiling conversion price of $0.40. The Company recorded a beneficial conversion on these notes of $76,228 prior to the recapitalization (See Note 1). None of the notes have been converted as of December 31, 2002 (See Note 9(C)).	190,000

During 2002, the Company issued six-month 25% convertible notes payable. The notes are convertible four months after issuance at 75% of the market price on the date of conversion with a floor conversion price of $0.40 and a ceiling conversion price of $1.50. There was no beneficial conversion feature on these notes. None of the notes have been converted as of December 31, 2002 (See Notes 9(C) and 13(C)).	225,000

$592,990

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002

NOTE 8  STOCKHOLDERS' EQUITY

(A) Common Stock Issued for Cash

During 2002, the Company sold 1,169,860 shares of common stock and issued 89,032 shares of common stock as direct offering costs for net proceeds of $273,619.

(B) Common Stock Issued for Related Party Notes Payable

During 2002, the Company exchanged 913,802 shares of common stock for a note payable to an officer of $259,453. The shares were recorded at the value of the note and no gain or loss on the exchange was recognized.

(C) Common Stock Issued for Services

During 2002 the Company issued 2,562,393 shares of common stock for services to an officer having a fair value of $689,320. In addition, the Company is currently seeking the return of 430,000 shares of common stock with a fair value of $636,400 due to the non-performance of services. This amount is recorded in deferred stock issued for future services.

(D) Common Stock Issued for Equipment and Software

During 2002, the Company exchanged 2,204,622 shares of common stock for equipment and software with a fair value of $617,294.
During 2002, the Company exchanged 11,103,433 shares of common stock for bottling equipment and inventory from an officer with a fair value of $3,126,807.

(E) Common Stock Warrants

During 2002, the Company committed to issue 227,000 common stock warrants at an exercise price of $0.36 to a consultant for stock placement services. The warrants expire in 2007. Using the Black-Scholes model, the warrants were valued at $95,691 using the following assumptions; no annual dividend volatility of 349%, risk free interest rate of 3.25% and a term of five years. The amount was recorded as a stock placement cost prior to the recapitalization (See Note 1).

NOTE 9 COMMITMENTS AND CONTINGENCIES

(A) Legal Proceedings

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results from operations.

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002

(B) Operating Leases

The Company leases two facilities under long-term non-cancelable operating lease agreements expiring at various dates through October 2005. One of the facilities is owned by the wife of the Chief Executive Officer. The non-cancelable operating leases provide that the Company pays property taxes, insurance and certain operating expenses applicable to the leased premises. Rent expense for the period ended December 31, 2002 was approximately $33,000 (See Note 14(F)).

The future minimum annual lease payments required under the operating leases are as follows:

2003	$109,793
2004	111,305
2005	84,658

$305,755

(C) Stock Placement Costs

During 2002, the Company entered into an agreement with a consultant to provide advisory services and assist the Company with fundraising activities. The agreement calls for commissions of 10% to 15% of the gross proceeds raised. In addition, the agreement calls for the Company to pay a 10% common stock contingent fee based on the number of shares issued for the conversion of the convertible notes payable (See Note 7).

(D) License Agreement

i) During 2002, the Company entered into an agreement to license copyrights, trade secrets, business methods, formulas, etc. for one year at a rate of 4% of net sales (See Note 13(A)).

ii) During November 2002, the Company entered into an Exclusive License Agreement with a licensor granting it an exclusive license to make, use and sell the licensor's brand for all markets and industries except for the Chicago Metropolitan Area and Michigan. The licensor retained the rights to those markets. In consideration, the Company will pay the licensor a royalty 4% of the gross revenues received for the licensed products sold. The agreement is for a period of 100 years, however, in the event that the Company pays the licensor the cumulative sum of $1,000,000 within five years, the licensor will irrevocably assign and sell to the Company the copyrighted property and trademarks.

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002

(E) Consulting Agreement

During November 2002, the Company entered into a one-year consulting agreement with an individual to provide investor relations services. The agreement calls for a monthly fee of $3,000 plus 20,000 shares of common stock.

NOTE 10           CONCENTRATIONS

(A) Credit Risk

During 2002, the Company relied on three customers for approximately 61% of sales. At December 31, 2002, accounts receivable from those customers totaled approximately $13,820.

(B) Significant Suppliers

The Company is dependent on third-party water bottling companies and bottle makers. In 2002, products purchased from the Company's largest supplier accounted for approximately 70% of product purchases. The Company is dependent on the ability of their supplier to provide products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material reverse effect on the Company. The Company believes that its relationships with suppliers are satisfactory.

NOTE 11           INCOME TAXES

Income tax (benefit) consists of the following:

Current	$-
Deferred	-

$-

The Company's tax expense (benefit) differs from the "expected" tax expense for the period ended December 31, 2002 (computed by applying the Federal corporate tax rate of 34% to income (loss) before taxes) as follows:

Computed "expected" tax expense (benefit)	$(196,282)
Valuation allowance	196,282

Income tax (benefit) expense	$-

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002

At December 31, 2002, the Company had a net operating loss carryforward of approximately $577,200 for U.S. Federal Income tax purposes available to offset future taxable income expiring beginning 2022. The Company recorded a valuation allowance of $196,282 at December 31, 2002 to fully offset the deferred tax asset benefit.

NOTE 12           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $577,299 and a negative cash flow from operations of $419,734 for the period from August 20,2002 (inception) to December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company anticipates additional funding capital through the issuance of debt and/or equity securities. Additionally, management anticipates that operations which will commence during calendar year ending December 31, 2003 will generate profits to absorb overhead expenses.

NOTE 13           SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

In the fourth quarter of 2002, the Company recorded adjustments that increased net loss. These adjustments included $434,000 in consulting fees, and $28,200 for other various expenses. The Company also adjusted the carrying value of bottling equipment, reducing it by $1,779,740.

NOTE 14           SUBSEQUENT EVENTS

(A) Lawsuit Settlement

During 2003, the Company exercised its rights upon default under a note receivable agreement for all the intangible assets under the license agreement (See Notes 4 and 9(D)).

(B) Licensing Agreement

In January 2003, the Company entered into a three-year exclusive licensing agreement with a corporation that owns the licensing rights to a consumer product trademark in which the Company can produce, market and sell flavored water bearing the trademark name in the United States and Canada. In consideration, the Company agreed to pay a royalty of four percent of invoice sales (net of shipping and sales taxes), payable each quarter. The agreement called for a guaranteed minimum annual royalty fee of $40,000 in the first year, $120,000 in the second year, and $200,000 in the third year. The agreement also has a renewal option of three years if the Company meets minimum sales amounts under the agreement.

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002

(C) Stock Issued as Interest on Notes Payable

During 2003, the Company issued 39,000 shares of common stock to individual 25% convertible noteholders with a fair value of $13,280 in consideration of extending the maturity of the notes for a period of six months.

(D) Stock Issued for Cash

During 2003, the Company issued 100,455 shares of common stock for cash of $19,750.

(E) Stock Issued for Services

During 2003, the Company issued 2,717,500 shares of common stock for services with a fair value of $836,400.

(F) Operating Lease Agreement

In January 2003, the Company entered into a two year operating lease agreement with a Company owned by the Chief Executive Officer and President's wife to occupy a distribution facility in Santa Ana, California. The lease commenced in January 2003 until January 2005 at a rate of $10,600 per month which includes common area and maintenance (See Notes 6 and 9(B)).

(G) Employment Agreements

On January 1, 2003, the Company entered into a one-year employment agreement with an individual. The agreement calls for the individual to become the Chief Financial Officer at an annual salary of $120,000.

On January 1, 2003, the Company entered into a one-year employment agreement with an individual. The agreement calls for the individual to become the Chief Executive Officer and President at an annual salary of $120,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no change in, or disagreements with, our principal independent accountant, Weinberg & Co., P.A., during our last two most recent fiscal years.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position	Director Since

Roger Mohlman	55	CEO, President and Director	July 2002
Thomas F. Krucker	63	CFO, Secretary, Treasurer and Director	October 2001

Roger Mohlman

Mr. Mohlman brings over 30 years of experience in licensing products and business development. He has been engaged in several entrepreneurial ventures, highlighted by becoming owner of several clothes manufacturing operations selling to name brand outlets in the United States. From 1981 to 1997, Mr. Mohlman was the owner of Pobeda Manufacturing, Inc. in Mexico, a licensee for manufacturing name brand clothing for U.S. companies. Since 1981 to present, he has owned a number of additional companies, including Baja Stone, a manufacturer of stone and furniture for home and office decorations, Del Mundo, a manufacturer of wearing apparel, Interlave Commercial Laundry, a commercial launderer in Mexico, and Spectrum Trading, an import/export company dealing with hard and soft goods in Latin America. From 1986 to July 2002, Mr. Mohlman was the President of Camelot Ltd., LLC, a holding company for various businesses, including LA's Boiler, ATC, Baja Stone, Rumours, Delizia, Iron Works and Excalibur Awards. From January 1998 until June 2001 he was the CEO and President of Venda Tel, Inc. and Merlin Computers, manufacturers of slot machines and telco equipment and software. Mr. Mohlman currently devotes substantially all of his time to the business of the Company.

Thomas F. Krucker

Mr. Krucker graduated from the University of Arizona in 1962 and received a Juris Doctorate degree from Pepperdine University in 1969. From 1970 to 1981 he held a number of executive positions with Toyota Motor Sales USA. During his tenure at Toyota, he attained the positions of Sales Manager for Southern California and National Import Manager. He left Toyota to become a partner in a real estate development firm active in condo conversion projects in Texas and on the East Coast of the United States. In 1984, he became a majority investor and served as President and CEO in a start up pizza business that became MamaMia Pizza. In 1990, after selling his interest in MamaMia, Mr. Krucker purchased another start-up, Pacific Snax, for which he served as President and CEO. Pacific Snax also became a public company. Mr. Krucker served as President of Fun City Popcorn, which in 1994 merged with Tone Products and became public. He was a founding investor in Elast Tech (and served as its President and CEO), which later merged into a public entity. Mr. Krucker currently sits on the Board of Directors of Photon, Inc., a privately-held company which manufactures and distributes natural health products. Since June 2001, Mr. Krucker has served as President, CEO and as a director of Elast Technologies Corp., a company engaged in the development of two separate diagnostic tools: an allergy testing device and a chiropractic outcome-measuring instrument. Elast is a subsidiary of PTS, Inc., a publicly traded company. Since May 2002, Mr. Krucker has served as Executive Vice President of Medsonix, Inc., a privately-held company in the process of developing an acoustic therapy system for use in the medical field. Mr. Krucker provides limited services to Medsonix on an as-needed basis. Mr. Krucker currently devotes substantially all of his time to the business of the Company.

There is no family relationship between the officers and directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. The Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2002, by either director or executive officer.

Audit Committee and Code of Ethics

The Company's Board of Directors has not yet appointed an audit committee. The Company is in the process of taking steps to form an audit committee and to establish a written code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of AMWS by any person for all services rendered in any capacity to AMWS for the fiscal years ended December 31.

		Annual compensation			Long term compensation
					Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Comp. ($)	Restricted Stock Awards* (#)	Securities underlying options / SARs* (#)	LTIP Payouts ($)	All other Comp. ($)
Roger Mohlman (1)	2002	0
Thomas F. Krucker (2)	2001 2002	0 0			41,667 1,000,000
Ronald Mears (3)	2001	0			416,667	83,333
William Anthony (4)	2001	0

* Adjusted to reflect the 1:12 reverse split of the Company's common stock

(1) Mr. Mohlman has served as President, CEO and director with the Company since June 2002.

(2) Mr. Krucker served as President and CEO with the Company from December 2001 to June 2002. In June 2002, he resigned his position as President and CEO and was appointed Secretary/Treasurer. Mr. Krucker has been a director of the Company since October 2001.

(3) Mr. Mears resigned as CEO of the Company in December 2001 and resigned his director position in February 2002.

(4) Mr. Anthony resigned as President and director of the Company in July 2001.

Compensation of Directors

The directors of the Company are not compensated for their services although such directors may from time to time be awarded options or other incentives under the Company's Stock Plan.

Employment Agreements

Effective January 1, 2003, the Company entered into formal employment agreements with both Roger Mohlman and Thomas F. Krucker.

Under the employment agreement with Roger Mohlman, the Company has agreed to employ Mr. Mohlman as the Company's President and CEO. The term of the employment contract is one year from effective date. Both parties, upon mutual written agreement, may extend the contract for an additional two years. After the two-year extension, both parties may make additional extensions in one year increments thereafter. Mr. Mohlman's compensation will be a base salary of $120,000 per year (which may be increased by consent of the Board), stock options, annual bonus in accordance with Company performance, and various benefits.

The employment agreement with Thomas F. Krucker to serve as the Company's Secretary, Treasurer and CFO is also a one-year contract and provides for an extension of the contract for an additional two years. After the two-year extension, both parties may make additional extensions in one-year increments thereafter. Under the contract, Mr. Krucker's base salary is $120,000 (which may be increased by consent of the Board), stock options, annual bonus in accordance with Company performance, and various benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known to us, as of the date of this Report, to be a beneficial owner of five percent (5%) or more of AMWS's outstanding common stock, each officer and director individually, and all executive officers and directors as a group. No other class of voting securities is outstanding. None of the beneficial owners has the right to acquire any shares AMWS's common stock within 60 days pursuant to options, warrants, rights, conversion privileges, or similar obligations.

Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Roger Mohlman	12,017,235	28.0%
Thomas F. Krucker	7,584,058	24.8%
Darwin Software LLC	2,204,621	7.8%
Includes all officers and directors as a group (2 individuals)	19,601,293	52.8%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to common stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in care of the Company.

(2) Based on 32,926,321 shares of common stock outstanding as of March 31, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 2, 2002, the Company entered into a note payable with its President, Roger Mohlman, in the principal amount of $255,864.50 with interest accruing at the rate of 7% per annum, due quarterly. On December 27, 2002, Mr. Mohlman elected to convert the principal amount due under the Note into shares of restricted common stock of the Company at the conversion rate of $0.28 per share, and waive all accrued interest, which resulted in the issuance of 913,802 shares.

On December 23, 2002, the Company completed the acquisition of American Distribution & Packaging, Inc. Pursuant to the Agreement, AD&P exchanged 100% of its outstanding common stock for 5,200,000 newly issued shares of the Company's common stock. Accordingly, each outstanding share of common stock of AD&P was surrendered in exchange of approximately 5.2 shares of the Company's common stock. Thomas F. Krucker, an officer and director of the Company, was the majority shareholder of AD&P and received 5,000,000 shares of the Company's common stock in the exchange. Details of the acquisition are described elsewhere in this Report.

On December 24, 2002, the Company completed the acquisition of All-Star Beverages, Inc. Pursuant to the Agreement, All-Star exchanged 100% of its outstanding common stock for 12,645,824 newly issued shares of the Company's common stock. Accordingly, each outstanding share of common stock of All-Star was surrendered in exchange of approximately 8 shares of the Company's common stock. Roger Mohlman and Thomas F. Krucker, officers and directors of the Company and the shareholders of All-Star, received 11,103,433 and 1,542,391 shares of the Company's common stock, respectively, in the exchange. Details of the acquisition are described elsewhere in this Report.

The Company currently has rental agreements for the lease of its production and distribution facilities with Camelot, Ltd., a company controlled by the wife of Roger Mohlman. See Description of Property for a detailed description of the agreements.

From time to time, Mr. Mohlman will make loans to the Company and its subsidiaries. At March 31, 2003, the Company and its subsidiaries were indebted to Mr. Mohlman in the approximate amount of $495,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Number	Description

3.1	The Company's Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Company's Amended Form 10-KSB filed on April 13, 2000.)

3.2	Certificate of Amendment to the Company's Articles of Incorporation. (Incorporated by reference to Exhibit 3.2 of the Company's Amended Form 10-KSB filed on April 13, 2000.)

3.3	Certificate of Change in Number of Authorized Shares Pursuant to NRS 78.209, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, SEC File No. 333-85652, filed on April 5, 2002.)

3.4	Certificate of Amendment to the Company's Articles of Incorporation changing the name of the Company and increasing its authorized common stock. (Incorporated by reference to Exhibit 3.2 of the Company's Amended Form 10-QSB filed on May 20, 2000.)

3.5	The Company's By-Laws. (Incorporated by reference to Exhibit 3.3 of the Company's Amended Form 10-KSB filed on April 13, 2000.)

3.6*	Articles of Exchange completing the acquisition of American Distribution & Packaging, Inc.

3.7*	Articles of Exchange completing the acquisition of All-Star Beverages, Inc.

4.1	Certificate of Designation of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, SEC File No. 333-85652, filed on April 5, 2002.)

4.2	Forms of Convertible Note Purchase Agreement and 10% Convertible Note. (Incorporated by reference to Exhibit 4.2 of the Company's Form 10-QSB filed on November 19, 2002.)

4.3*	Forms of Convertible Note Purchase Agreement and 25% Convertible Note

4.4*	Forms of Convertible Note Purchase Agreement and 15% Convertible Note

4.5*	Forms of Convertible Note Purchase Agreement and 10% Convertible Note

4.6	Stock Plan. (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on February 28, 2003.)

10.1	Stock Purchase Agreement between the Company and Brighton Opportunity Fund, LP dated as of May 7, 2002. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with on August 19, 2002.)

10.2	Registration Rights Agreement, dated as of May 7, 2002, between the Company and Brighton Opportunity Fund, LP (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with on August 19, 2002.)

10.3	Common Stock Purchase Agreement between the Company and Brighton Opportunity Fund dated May 7, 2002. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with on August 19, 2002.)

10.4*	Employment Agreement with Roger Mohlman

10.5*	Employment Agreement with Tom Krucker

10.6*	Trademark and Design License Agreement dated January 1, 2003 for the use of the Hawaiian Tropic name.

21*	Subsidiaries

* Filed herewith.

(b) Reports on Form 8-K:

March 15, 2002	Effective February 28, 2002, the Company completed the acquisition of Water Star Bottling, Inc., a Wyoming corporation, pursuant to a Definitive Agreement and Plan of Acquisition.

April 3, 2002	The Company filed an amendment to its Form 8-K filed on December 13, 1999 in accordance with the requirements set forth in Item 7 of the Form to include the audited financial statements of Tunlaw International Corporation, the business acquired.

May 14, 2002
The Company filed an amendment to its Form 8-K filed on March 15, 2002 in accordance with the requirements set forth in Item 7 of the Form to include the audited consolidated financial statements of Water Star Bottling and Geyser Products LLC, the business acquired.

September 19, 2002	Effective September 6, 2002 the Company rescinded the acquisition of Water Star Bottling, Inc., which acquisition had been previously reported.

November 19, 2002	The Company filed an amendment to its Form 8-K filed on September 19, 2002 in accordance with the requirements set forth in Item 7 of the Form to include pro forma financial information.

January 7, 2003	On December 23, 2002, the Company completed the acquisition of American Distribution & Packaging, Inc., a Nevada corporation, pursuant to an Acquisition Agreement; and on December 24, 2002, the Company completed the acquisition of All-Star Beverages, Inc. pursuant to an Acquisition Agreement.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's periodic reports riled with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chef Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this Report, the Company conducted under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer.

(b) Effective Disclosure Controls

Based upon that evaluation, the Company's officers concluded that many of the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Securities Exchange Act of 1934. For example, the Company's internal controls, particularly the areas of payroll, control of cash and accounts payable, are effective. In addition, the Company's Chief Executive Officer and Chief Financial Officer meet on a regular basis to review and evaluate the Company's financial position.

(c) Weaknesses in Disclosure Controls

The Company's officers also identified several weaknesses in the Company's disclosure controls. Such weaknesses, and the steps the Company plans to take remedy the weaknesses, are discussed below.

1. The Company recorded a significant number of audit adjustments during the fourth quarter, which were required to properly state the account balances at September 30, 2002. Remedy: The Company will implement comprehensive closing procedures, including an analysis of all balance sheet accounts and significant income statement accounts.

2. The minutes of the Board of Directors' and stockholders' meetings were not always complete. Remedy: The Company will implement procedures to be more comprehensive in the preparation of its minutes to include all important matters that affect the Company's operations. The Company will take appropriate steps to ensure that all minutes are properly approved and signed by the applicable parties.

3. The Company drafted several agreements without consulting its legal counsel. Therefore, some of the agreements had terms and provisions that either changed the purpose of the agreement or undermined the purpose or intent of management. Remedy: The Company will consult its legal counsel as to the legality of future agreements and consult its auditors regarding the proper accounting treatment of such agreements in order to preserve the purpose of the agreements and the intent of management.

(d) Changes In Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluations of such controls. The Company intends to make extensive improvements, as outlined above, to its disclosure controls.

SIGNATURES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) AMERICAN WATER STAR, INC.

	By:	/s/
Roger Mohlman
President and Chief Executive Officer
	Date:	April 15, 2003

	By:	/s/
Thomas F. Krucker
Secretary, Treasurer and Chief Financial Officer
	Date:	April 15, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
	By:	/s/
Roger Mohlman, Director

	Date:	April 15, 2003

	By:	/s/
Thomas F. Krucker, Director

	Date:	April 15, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Roger Mohlman, Chief Executive Officer of American Water Star, Inc. (the "Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 15, 2003

/s/
Roger Mohlman
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas F. Krucker, Chief Financial Officer of American Water Star, Inc. (the "Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 15, 2003 /s/
Thomas F. Krucker
Chief Financial Officer

CERTIFICATE PURSUANT TO
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Roger Mohlman, Chief Executive Officer of American Water Star, Inc., certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of American Water Star, Inc.;

(2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date: April 15, 2003

/s/
Roger Mohlman
Chief Executive Officer

CERTIFICATE PURSUANT TO
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas F. Krucker, Chief Financial Officer of American Water Star, Inc., certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of American Water Star, Inc.;

(2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date: April 15, 2003

/s/
Thomas F. Krucker
Chief Financial Officer