Form 10QSB
period 2003-03-31
AMERICAN WATER STAR  INC
filed 2003-05-20
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2003

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No []

There are 34,068,969 of common stock issued and outstanding as of May 9, 2003.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements included in this Quarterly Report for the interim period ending March 31, 2003 were prepared by management and have not been reviewed by the Company's Certifying Accountants.

AMERICAN WATER STAR, INC.
CONDENSED FINANCIAL STATEMENTS
AS OF March 31, 2003

AMERICAN WATER STAR, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (Unaudited) MARCH 31, 2003 ASSETS

CURRENT ASSETS
Cash	$71,209
Accounts receivable	558,321
Inventories	1,055,536
Deferred offering costs	49,928

Total Current Assets	1,734,994

PROPERTY & EQUIPMENT - NET	5,568,590

OTHER ASSETS
Deposits/Other	67,700
Note receivable	55,000

Total Other Assets	122,700

TOTAL ASSETS	$7,426,284

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other accrued expenses	$310,017
Notes payable - convertible	642,990

Total Current Liabilities	953,007

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 20,000,000 shares authorized	-
Series A preferred convertible, 6,000,000 shares authorized	-
Common stock, $.0001 par value, 150,000,000 shares authorized, 33,728,599 shares issued and outstanding	3,373
Additional paid in capital	7,864,231
Accumulated deficit	(1,394,327)

Total Stockholders' Equity	6,473,277

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,426,284

See accompanying notes consolidated to financial statements

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

FOR THE PERIOD FROM JANUARY 1, 2003 TO MARCH 31, 2003

NET SALES	$786,079

COST OF SALES	350,930

GROSS PROFIT	435,149

OPERATING EXPENSES
General, administrative and selling expenses	296,954
Consulting and legal services for stock	869,904
Depreciation and amortization	85,319

Total Operating Expenses	1,252,177

NET INCOME (LOSS)	$(817,028)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	35,373,311

See accompanying notes consolidated to financial statements

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE PERIOD FROM JANUARY 1, 2003 TO MARCH 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(817,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,319
Stock issued for services	869,904
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(469,650)
Inventories	158,679
Deposits/Other	(40,200)
Increase (decrease) in:
Accounts payable and accrued expenses	52,655

Net Cash Used In Operating Activities	(160,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(19,000)

Net Cash Used In Investing Activities	(19,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	13,353
Net proceeds on note payable - stockholder	101,187
Net proceeds on convertible bonds	50,000

Net Cash Provided By Financing Activities	164,540

NET DECREASE IN CASH	(14,781)

CASH - BEGINNING OF PERIOD	85,990

CASH - END OF PERIOD	$71,209

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company issued 676,278 shares of common stock to a stockholder in exchange for a note payable of $161,347.

The Company issued 2,757,400 shares of common stock for various professional services.

See accompanying notes consolidated to financial statements

AMERICAN WATER STAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF March 31, 2003
(UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Description of Business

American Water Star, Inc. f/k/a American Career Centers, Inc. was incorporated in the State of Nevada on June 15, 1999. The operations have been limited to fund raising activities to date. American Distribution & Packaging, Inc. (a subsidiary acquired on December 23, 2002) was incorporated in the State of Nevada on August 20, 2002. They specialize in packaging and distribution of products in warehousing, storage and specialized processing of non-bottling products such as beverages sold in mini-sip pouches. As of December 31, 2002, formal business operations did not commence. All Star Beverage, Inc. (a subsidiary acquired on December 24, 2002) was incorporated in the State of Nevada on August 20, 2002. They sell various bottled beverage products to distributors and retailers.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF March 31, 2003
(UNAUDITED)

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

(D) Cash

The Company maintains cash at financial institutions.

(E) Inventory

Inventories are started at the lower of cost or market. Cost is determined using the first-in, first-out method.

(F) Property and Equipment

Property and equipment are recorded at cost. Owned property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets: 3-10 years for warehouse and bottling equipment. Amortization expense of leasehold improvements and lease equipment is included in depreciation expense.

(G) Deferred Offering Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

(H) Income Taxes

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF March 31, 2003
(UNAUDITED)

(I) Revenue Recognition

Revenue is recorded when title and risk of loss have passed to the customer. Revenue is typically recognized at the time of shipment. Sales are recorded net of discounts, rebates and returns.

(J) Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising and sales promotion expense totaled approximately $10,000 for March 31, 2003.

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

(L) Segments

The Company operates in only one segment and therefore segment information is not presented.

(M) Per Share Data

Net loss per share for the period ended March 31, 2003 is computed based on the weighted average common stock and dilutive stock equivalents outstanding during the period. The effect of common stock equivalents was not used because the effect was anti-dilutive.

(N) Recent Accounting Pronouncements

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF March 31, 2003
(UNAUDITED)

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

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2 ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2003 consisted of the following:

Accounts receivable	$558,321
Less allowance for doubtful accounts	-

$558,321

For the quarter ending March 31, 2003 Company recorded no provision for doubtful accounts because the accounts receivable were deemed to be fully collectable.

NOTE 3 INVENTORIES

At March 31, 2003 inventories consisted of the following:

Raw materials	$931,492
Finished goods	124,044

$1,055,536

AMERICAN WATER STAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF March 31, 2003
(UNAUDITED)

NOTE 4 NOTES RECEIVABLE

Notes receivable at March 31, 2003 are as follows:

Note receivable from licensee, interest of 8% per annum, payments of $12,620, secured by intangible assets (See Notes 9(D) and 14(A))	$622,375

Note receivable from vendor, interest of 7% per annum, due December 2004, unsecured	55,000

677,375
Less allowance for doubtful accounts	(622,375)

$55,000

NOTE 5 PROPERTY AND EQUIPMENT

Property, plant and equipment at March 31, 2003 consisted of the following:

Office equipment	$356,202
Furniture and fixtures	76,500
Website	357,589
Vehicles	7,900
Idle equipment	4,820,395
Improvements	74,172

5,692,758
Less accumulated depreciation	(124,168)

$5,568,590

Property, plant and equipment with a book value of $4,820,395 have not been put into use at March 31, 2003.

Depreciation expense for the quarter ending March 31, 2003 was $58,933.

NOTE 6 RELATED PARTY TRANSACTIONS

AMERICAN WATER STAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF March 31, 2003
(UNAUDITED)

During first quarter of 2003, the Company exchanged 676,278 shares of common stock for a note payable to an officer of $162,307.

During first quarter of 2003 the Company issued 2,756,400 shares of common stock for services to an officer having a fair value of $869,904.

NOTE 7 CONVERTIBLE NOTES PAYABLE

During 2002, the Company issued one-year 10% convertible notes payable. The notes are convertible 30 days after issuance at 70% of the market price on the date of conversion with a floor conversion price of $0.20. The Company recorded a beneficial conversion on these notes of $76,282 prior to the recapitalization (See Note 1). None of the notes have been converted as of March 31, 2003 (See Note 9(C)).	$177,990

During 2002, the Company issued one-year 15% convertible notes payable. The notes are convertible 30 days after issuance at 70% of the market price on the date of conversion with a floor conversion price of $0.20 and a ceiling conversion price of $0.40. The Company recorded a beneficial conversion on these notes of $76,228 prior to the recapitalization (See Note 1). None of the notes have been converted as of March 31, 2003 (See Note 9(C)).	190,000

During 2002, the Company issued six-month 25% (equals 12% annualized) convertible notes payable. The notes are convertible four months after issuance at 75% of the market price on the date of conversion with a floor conversion price of $0.40 and a ceiling conversion price of $1.50. There was no beneficial conversion feature on these notes. Only one of the notes has been requested to be converted as of December 31, 2002 (See Notes 9(C) and 13(C)). An extension was offered to the investors which was accepted by all but one.	275,000

$642,990

AMERICAN WATER STAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF March 31, 2003
(UNAUDITED)

NOTE 8 COMMITMENTS AND CONTINGENCIES

(A) Legal Proceedings

The Company is from time to time involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results from operations.

AMERICAN WATER STAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF March 31, 2003
(UNAUDITED)

(B) Operating Leases

The Company leases two facilities under long-term non-cancelable operating lease agreements expiring at various dates through October 2005. One of the facilities is owned by the wife of the Chief Executive Officer. The non-cancelable operating leases provide that the Company pays property taxes, insurance and certain operating expenses applicable to the leased premises. Rent expense for the period ended March 31, 2003 was approximately $61,000 (See Note 14(F)).

The future minimum annual lease payments required under the operating leases are as follows:

2003	$109,793
2004	111,305
2005	84,658

$305,755

(C) Stock Placement Costs

No stock placement occured during this Quarter other than a minor amount detailed herein.

(D) License Agreement

i) During 2002, the Company entered into an agreement to license copyrights, trade secrets, business methods, formulas, etc. for one year at a rate of 4% of net sales (See Note 13(A)). This obligation has ceased.

ii) During November 2002, the Company entered into an Exclusive License Agreement with a licensor granting it an exclusive license to make, use and sell the licensor's brand for all markets and industries except for the Chicago Metropolitan Area and Michigan. The licensor retained the rights to those markets. In consideration, the Company will pay the licensor a royalty 4% of the gross revenues received for the licensed products sold. The agreement is for a period of 100 years, however, in the event that the Company pays the licensor the cumulative sum of $1,000,000 within five years, the licensor will irrevocably assign and sell to the Company the copyrighted property and trademarks. The Company is beginning sales on the product in the 2nd Quarter.

AMERICAN WATER STAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF March 31, 2003
(UNAUDITED)

(E) Consulting Agreement

During November 2002, the Company entered into a one-year consulting agreement with an individual to provide investor relations services. The agreement calls for a monthly fee of $3,000 plus 20,000 shares of common stock. There are no other agreements of this nature in the 1st Quarter.

NOTE 9           INCOME TAXES

Income tax (benefit) consists of the following:

Current	$-
Deferred	-

$-

The Company's tax expense (benefit) differs from the "expected" tax expense for the period ended March 31, 2003 (computed by applying the Federal corporate tax rate of 34% to income (loss) before taxes) as follows:

Computed "expected" tax expense (benefit)	$(196,282)
Valuation allowance	196,282

Income tax (benefit) expense	$-

AMERICAN WATER STAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF March 31, 2003
(UNAUDITED)

At December 31, 2002, the Company had a net operating loss carryforward of approximately $577,200 for U.S. Federal Income tax purposes available to offset future taxable income expiring beginning 2022. The Company recorded a valuation allowance of $196,282 at December 31, 2002 to fully offset the deferred tax asset benefit.

NOTE 10           SIGNIFICANT FIRST QUARTER ADJUSTMENTS

In the first quarter of 2003, the Company recorded adjustments that produced a net loss. The loss was primarily due to the expense deduction for consulting and legal services. These adjustments included $869,904. As such net operating income before non-cash items was a positive $163,875.

NOTE 11           SUBSEQUENT EVENTS

(A) Lawsuit Settlement

During 2003, the Company exercised its rights upon default under a note receivable agreement for all the intangible assets under the license agreement (See Notes 4 and 9(D)).

(B) Licensing Agreement

In January 2003, the Company entered into a three-year exclusive licensing agreement with a corporation that owns the licensing rights to the consumer product trademark in which the Company can produce, market and sell flavored water bearing the Hawaiian Tropic trademark name in the United States and Canada. In consideration, the Company agreed to pay a royalty of four percent of invoice sales (net of shipping and sales taxes), payable each quarter. The agreement called for a guaranteed minimum annual royalty fee of $40,000 in the first year, $120,000 in the second year, and $200,000 in the third year. The agreement also has a renewal option of three years if the Company meets minimum sales amounts under the agreement. The Company expects to begin marketing Hawaiian Tropic beverages before the end of the 2nd Quarter.

AMERICAN WATER STAR, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF March 31, 2003
(UNAUDITED)

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

(F) Operating Lease Agreement

In January 2003, the Company entered into a two year operating lease agreement with a Company owned by the Chief Executive Officer and President's wife to occupy a distribution facility in Santa Ana, California. The lease commenced in January 2003 until January 2005 at a rate of $10,600 per month which includes common area and maintenance (See Notes 6 and 9(B)). This was done to assist the Company in qualifying for this needed facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

As outlined in the recent 2002 year end annual K report the significant accomplishment for the company was the acquisition of two operating companies and their attendant assets. The addition of All-Star Beverages, Inc. ("All-Star") and American Distribution & Packaging, Inc. ("AD&P") has resulted in marked improvements to the consolidated financial statements.

Due to the Rescission, the only financials audited were for the period of late August through the end of last year. Accordingly, the Company realized a gross profit of nearly $200,000. Leaving stock for legal services as an ongoing expense and ignoring the stock for services expense item, which charged over $600,000 as an expense, the Company would not reflect a net loss but would actually result in a net profit of $59,102 in the winter season. Accordingly,the company's first full quarter of operation since the rescission is impressive.The current Total assets has increased over a quarter million dollars since the last filing to $7,426,284. Accounts Receivable is up 60% to $558,321, a reflection that sales are proceeding in a positive direction for the 2003 year end. Gross Profit increased dramatically since the last filing to $435,149. This is more than double the amount reported last quarter.

PLAN OF OPERATION

The Company plan as mentioned in the last filing was that during the next 12 months, we plan to focus our efforts on our development of a national manufacturing, distribution, and sales organization, that can contract, sell and supply all types of accounts: national mass merchandise, regional chains, food service, convenience, and total retail.

We also stated that to accomplish our goals of gross annual sales of $35 million, we were placing major emphasis on contracting Independent Distributors and Co-Packers in key geographic areas throughout the US. The Company is well on its way to meet its geographic Co-Packer plan by adding five additional strategic partners blanketing the East, South,Southwest, and West. Several additional locations are pending. The Company believes it has organized a seasoned and experienced sales team to oversee its sales and manage its growth efficiently and steadily. The Company strategy to utilize existing independent organizations to accomplish sales growth has initially resulted in continued reductions to cost of goods thereby continuing to increase margins and improving the turnaround on receivables to an average of 21 days on its key accounts. The Company has worked hard this Quarter in developing an ideal Accounts Receivable relationship to guarantee the experienced growth without interruption, Two final choices have been selected, with a decision to be made within the week.

Brand development has been a major emphasis for the Company. The development of the Geyser Fruit and Frutas brands have played a big role in the sales for this Quarter. Two new brands are expected to contribute greatly to the sales success of the Company when rolled out in the next two weeks. Announcements will be made to the press in this regard.

The Company is experiencing an increase in sales and orders as we approach our major selling season.As noted previously, we do not experience the typical small startup company syndrome of slow sales, lack of working capital and low margins. Our main challenge in this regard, is to contract a fair and reasonable account receivable relationship as mentioned earlier.. Management believes the Company's sales are ramping up on target with projections. The Company's receivables are for the most part turning at 21 days and still maintaining in excess of 40% gross margins.

As referenced in the past filing, the Company has identified an ancillary market for its beverages and assorted unique flavors. The mini-sip category in the beverage industry is easily a multi-billion dollar category. Mini-sip is a plastic bag containing juice and other type beverages. Today in the marketplace ten mini-sip bags containing various sugar flavored juices are sold in a box to the consumer at nearly all national and chain stores in the US. The Company strategy to develop a no sugar alternative is nearly complete and plans to announce our entry into this category by late summer 2003.

To accomplish this task the Company has entered into an Agreement with DuPont (Liqui-Box Division) wherein specific manufacturing components will be furnished by DuPont who was the forerunner and innovator of the mini-sip category utilizing its patented technology toward the development of the mini-sip milk program prevalent around the country today. DuPont has ignored the mini-sip category in the mass merchandising category until now. The Company has begun the process of setting up its first locations for this category beginning in the Mid-West and the West.

Because of DuPont's patent protections projected costs to compete are projected to be significantly less than the competition in the category due to higher cost manufacturing methods by the competition that cannot be reduced to DuPont cost levels. Accordingly, the Company foresees significant opportunities both with national as well as major regional retail accounts. In addition to the cost of production advantages, the Company plans to initiate its sales within this category with its vitamin enhanced no sugar mini-sip product. Limited production of the Company H2O brand of pure water has been implemented and increased demand bears out this program will be successful from a pure cost factor versus water in bottles.

The timing of most of our capital expenditures for this program is discretionary. Currently there are no material long-term commitments associated with our capital expenditure plans. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of our capital expenditures will vary in future periods depending on market conditions and other related economic factors. The Company has explored additional financing primarily for this mini-sip project and has received extremely positive interest. However, several million in new capital will be required to make this category national. Unlike the existing expanding sales utilizing the Independent network, the mini-sip category is a unique category requiring capitalization by us to be national in scope if to be a significant factor. Regional sales in water is the sole involvement at this point while the financial expansion aspects continue.

Risks that could cause actual performance to differ from expected performance are detailed in the remainder of this section, and under the section titled "Factors That May Affect the Company's Future Operating Results."

RESULTS OF OPERATIONS

For the Period From JANUARY THRU MARCH 2003

Revenues. Revenues from January thru March as mentioned were $786,079. Cost of sales were $350,930, providing a gross profit of $435,149.

General and Administrative. General and administrative expenses for the period were $1,252,177 of which $980,903 were non-cash items.

NET LOSS from Operations. $817,028.

Liquidity and Capital Resources.

Our past cash requirements in the previous year were offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we do not forsee to continue to experience cash flow needs from operations, other than extraordinary expenses like entering the mini-sip market mentioned previously..

Over the next nine months, we believe that existing capital and anticipated funds from operations will be sufficient to sustain operations and planned development for the existing sales in bottled beverage sales. Consequently, if we pursue the mini-sip expansion with DuPont, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

We anticipate increasing cash flow and growth over the next nine months. Our lack of operating history in this industry makes predictions of future operating results difficult to ascertain however our projections are on target with our perceived plan. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. We have made strides since the last filing to increase our core of geographically located packers which takes a big step forward to assist in achieving our goals.

As of March 31 2003, we had current assets of $1,734,994, and current liabilities of $953,007.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's periodic reports riled with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this Report, the Company conducted an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures..

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

1. The Company recorded a number of accounting adjustments during the first quarter, which were required to properly state the account balances at March 31, 2003. Remedy: The Company will implement comprehensive closing procedures, including an analysis of all balance sheet accounts and significant income statement accounts.

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

The Company was previously engaged in an action filed in the Superior Court of California, County of Orange, on September 20, 2002 by Feldhake, August & Roquemore LLP for alleged non-payment of legal fees for services rendered to the Company's predecessor, American Career Centers, Inc. In lieu of litigation, the parties entered into a Settlement Agreement on December 18, 2002. The Settlement Agreement provides, among other things, that the Company will pay to the plaintiff $120,000, with $20,000 to be paid upon execution of the Settlement Agreement and $10,000 to be paid every month until the balance is paid in full commencing January 1, 2003 and continuing up to and including October 1, 2003. Each party will bear its own costs and attorneys' fees in connection with all matters reserved by the Settlement Agreement. On May 8, 2003, the parties amended the Settlement Agreement to reduce the monthly payment to $5,000. On plaintiff's receipt of good and sufficient funds in full and timely satisfaction, plaintiff shall file a Request for Dismissal, with prejudice, of the Complaint.

ITEM 2. CHANGES IN SECURITIES

Issuance of Stock for Acquisitions of Wholly-Owned Subsidiaries

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

Recent Sales of Unregistered Securities

On January 7, 2003, the Company sold 50,000 shares of its common stock to one accredited investor for the purchase price of $10,000 in reliance on Sections 4(2) and/or 3(b) of the Act, based upon his being the sole offeree, his relationship to the Company, his accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On January 28, 2003, the Company sold 126,000 shares of its common stock to one accredited investor for the purchase price of $10,000 in reliance on Sections 4(2) and/or 3(b) of the Act, based upon his being the sole offeree, its relationship to the Company, its accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

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

On March 1, 2003, the Company commenced its offering of 10% Convertible Notes in the aggregate principal amount of up to $1,500,000 to accredited investors. Interest accrues at the rate of 10% per annum. The Notes mature in 6 months from the date of issue. Commencing 2 months after issuance of the Note, the holder may convert the then outstanding principal amount, together with all accrued and unpaid interest, at the conversion price of 50% discount to the previous 5-day average closing price per share into shares of common stock, provided, however, that in no event shall the conversion price be less than $0.25 or greater than $1.00 per share. The outstanding principal amount and all accrued interest on the Notes will automatically be converted into shares of Common Stock at the then effective Conversion Price in the event the Holder fails to deliver to the Company written notice of his/her/its intent to receive cash payment for the total indebtedness due under the Note no later than 30 days prior to the Maturity Date. The Note provides that the Company shall prepare and file a registration statement registering the shares issuable upon conversion of the Note within 30 days of (a) the Maturity Date of the last Note issued in this offering; or (b) the date on which all of the principal and accrued interest has been converted by all holders of the Notes issued in this offering. This Offering will close on the earlier of (a) the date the aggregate principal amount of $1,500,000 of Notes are sold, or (b) June 30, 2003. The shares issuable upon conversion will be restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement. As of the date of this Report, the Company has sold one Note in the principal amount of $50,000 maturing on November 6, 2003. Forms of the Convertible Note Purchase Agreement and 10% Convertible Note are incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-KSB filed on April 16, 2003.

Note Conversions

From October 17, 2002 to December 27, 2002, the Company conducted an offering of 15% Convertible Notes through its registered Sales Agent, Camden Securities, in the aggregate principal amount of $190,000 to 17 accredited investors. The Notes mature in one year from the date of issue. The holder may convert the then outstanding principal amount, together with all accrued and unpaid interest, at any time within one month after completion of the offering, at the conversion price of 30% discount of the bid price per share on the trading day immediately preceding the date of conversion into shares of common stock with a floor price of $0.20 and a maximum conversion price of $0.40 per share.

On March 26, 2003, the Company received a Notice of Conversion from one investor for the conversion of $10,000 principal amount and $225 of interest due under the Note. The Note was cancelled and the Company issued 50,370 shares of its restricted common stock to the investor.

The Note sales and the issuance of common stock upon conversion were made in reliance upon the private offering exemptions contained in Rule 506 of Regulation D of the Act. Each investor represented that he/she/it were acquiring the Notes and the common stock issuable upon conversion of the Notes for investment purposes only and not with a view to distribute. Each investor further represented that he/she/it (a) has such knowledge and experience in financial and business matters and is capable of evaluating the merits and risks of the investment, (b) is able to bear the complete loss of the investment, and (c) has had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information. Each investor further represented to the Company that he/she/it was an "accredited investor" as such term is defined in Rule 501 of the Securities Act.

Issuance of Stock For Services or In Satisfaction of Obligations

On November 1, 2002, the Company entered into an Independent Contractor Agreement with Donald Hejmanowski whereby Mr. Hejmanowski will provide Investor Relation services to the Company. Pursuant to the Agreement, in addition to his cash compensation, Mr. Hejmanowski will receive 20,000 shares of restricted common stock each month for a period of one year commencing the month of November, 2002. As of the date of this Report, Mr. Hejmanowski has received a total of 120,000 shares for the months of November, December, January, February and March and April.

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

On March 3, 2003, the Company issued 27,500 shares of its common stock to one individual for a finder's fee relating to the Company's 25% Convertible Note offering conducted between September 25, 2002 and December 31, 2002. The shares were issued in reliance on Section 4(2) of the Act, based upon his relationship to the Company and the amount of securities being issued. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 27, 2002, the Company adopted a Stock Plan which includes a total of 10,000,000 shares of common stock for issuance pursuant to a Stock Award or pursuant to the exercise of options. The authority to determine the person to whom shares shall be issued or options shall be granted, the amount of such option, the exercise price and number of shares subject to each option, the time or times on which all or a portion of each option may be exercised, and certain other provisions of each option, shall be in the Board of Directors of the Company. In addition, the Stock Plan provides for the issuance of the Company's equity securities as compensation for consulting and/or legal services provided to the Company from time to time. The Company limits the recipients of stock issued pursuant to the Stock Plan to natural persons who performed bona-fide services to the Company which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for the Company's securities. All shares issued pursuant to the Stock Plan were registered with the Securities and Exchange Commission on Form S-8, as follows:

SEC Registration Number	Effective Date of Registration Statement	Number of securities issued under equity compensation plan	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c))
(a)	(b)	(c)	(d)
333-103529	02/28/03	2,600,000	2,150,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On January 31, 2003, Mark Millsap resigned as Secretary/Treasurer and from the Board of Directors of the Company's wholly-owned subsidiary, American Distribution & Packaging, Inc. Mr. Millsap's resignation was due solely to personal reasons and not because of any disagreement with the company on any matters relating to the company's operations, policies or practices.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Number	Description

3.1	The Company's Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Company's Amended Form 10-KSB filed on April 13, 2000.)

3.2	Certificate of Amendment to the Company's Articles of Incorporation. (Incorporated by reference to Exhibit 3.2 of the Company's Amended Form 10-KSB filed on April 13, 2000.)

3.3	Certificate of Change in Number of Authorized Shares Pursuant to NRS 78.209, which define the rights of holders of the equity securities being registered. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, SEC File No. 333-85652, filed on April 5, 2002.)

3.4	Certificate of Amendment to the Company's Articles of Incorporation changing the name of the Company and increasing its authorized common stock. (Incorporated by reference to Exhibit 3.2 of the Company's Amended Form 10-QSB filed on May 20, 2000.)

3.5	The Company's By-Laws. (Incorporated by reference to Exhibit 3.3 of the Company's Amended Form 10-KSB filed on April 13, 2000.)

4.1	Certificate of Designation of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, SEC File No. 333-85652, filed on April 5, 2002.)

4.2	Forms of Convertible Note Purchase Agreement and 10% Convertible Note. (Incorporated by reference to Exhibit 4.2 of the Company's Form 10-KSB filed on April 16, 2003.)

4.3	Forms of Convertible Note Purchase Agreement and 25% Convertible Note (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-KSB filed on April 16, 2003.)

10.1	Stock Purchase Agreement between the Company and Brighton Opportunity Fund, LP dated as of May 7, 2002. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with on August 19, 2002.)

10.2	Registration Rights Agreement, dated as of May 7, 2002, between the Company and Brighton Opportunity Fund, LP (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with on August 19, 2002.)

10.3	Common Stock Purchase Agreement between the Company and Brighton Opportunity Fund dated May 7, 2002. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with on August 19, 2002.)

*Filed herewith.

(b) Reports on Form 8-K

January 7, 2003	The Company filed a Form 8-K reporting the acquistions of American Distribution & Packaging, Inc. and All-Star Bverage, Inc.

April 23, 2003	The Company filed an amendment to its Form 8-K filed on January 7, 2003 in accordance with the requirements set forth in Item 7 of the Form to include audited financial information of American Distribution & Packaging, Inc. and All-Star Beverage, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WATER STAR, INC.

	By:	/s/
Roger Mohlman
President and Chief Executive Officer

	Date:	May 19, 2003

	By:	/s/
Thomas F. Krucker
Chairman of the Board, Secretary/Treasurer

	Date:	May 19, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

In connection with the accompanying Quarterly Report of AMERICAN WATER STAR, INC. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, ROGER MOHLMAN, Chief Executive Officer of the Registrant, certify that:

1. I have reviewed this Quarterly Report;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:
Roger Mohlman, Chief Executive Officer

May 19, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

In connection with the accompanying Quarterly Report of AMERICAN WATER STAR, INC. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, THOMAS F. KRUCKER, Chief Financial Officer of the Registrant, certify that:

1. I have reviewed this Quarterly Report;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:
Thomas F. Krucker, Chief Financial Officer

May 19, 2003