Form 10QSB/A
period 2003-03-31
AMERICAN WATER STAR  INC
filed 2003-07-11
CIK 1041580

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                        FORM 10-QSB/A

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended: March 31, 2003
              Commission file number 000-22785



                  AMERICAN WATER STAR, INC.
   (Exact name of registrant as specified in its charter)



        Nevada                                 87-0636498
   (State or other                          (I.R.S. Employer
   jurisdiction of                          Identification
   incorporation or                              No.)
    organization)


 4560 S. Decatur, Suite 301, Las Vegas, NV            89103
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (702) 740-7036



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

There are 34,068,969 of common stock issued and outstanding as of May 9, 2003.

PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements                             3

           Condensed Consolidated Balance Sheet             3
           (Unaudited)

           Condensed Consolidated Statements                4
           of Operations (Unaudited)

           Condensed Consolidated Statements                5
           of Cash Flows (Unaudited)

           Notes to Condensed Consolidated                6-13
           Financial Statements

 Item 2.   Management's Discussion and                     14
           Analysis and Plan of Operation

 Item 3.   Controls and Procedures                         17

PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings                               19

 Item 2.   Changes in Securities                           19

 Item 3.   Defaults Upon Senior Securities                 22

 Item 4.   Submission of Matters to a Vote of              22
           Security Holders

 Item 5.   Other Information                               22

 Item 6.   Exhibits and Reports on Form 8-K                22

Signatures                                                 23

Certifications                                             24

                PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                  AMERICAN WATER STAR, INC.
               CONDENSED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2003







         AMERICAN WATER STAR, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET
                        (Unaudited)

                       MARCH 31, 2003


                           ASSETS
                           ------

CURRENT ASSETS

Cash                                          $    71,209
Accounts receivable                               558,321
Inventories                                     1,055,536
Deferred offering costs                            49,928
                                              -----------

Total Current Assets                            1,734,994
                                              -----------

PROPERTY & EQUIPMENT - NET                      5,568,590
                                              -----------

OTHER ASSETS

Deposits/Other                                     43,700
Notes receivable                                   79,000
                                              -----------

Total Other Assets                                122,700
                                              -----------

TOTAL ASSETS                                  $ 7,426,284
                                              ===========



            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES

Accounts payable and other accrued expenses   $   310,017
Notes payable - convertible                       632,990
                                              -----------

Total Current Liabilities                         943,007
                                              -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value,
20,000,000 shares authorized                           -
Series A preferred convertible,
6,000,000 shares authorized                            -
Common stock, $.0001 par value,
150,000,000 shares authorized,
33,798,969 shares issued and
outstanding                                         3,380

Additional paid in capital                      7,881,424

Accumulated deficit                            (1,401,527)
                                              ------------

Total Stockholders' Equity                      6,483,277
                                              -----------

TOTAL LIABILITIES AND                         $ 7,426,284
STOCKHOLDERS' EQUITY                          ===========


See accompanying notes to condensed consolidated financial statements.

         AMERICAN WATER STAR, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)


         FOR THE THREE MONTHS ENDED MARCH 31, 2003
         -----------------------------------------


NET SALES                                   $    786,079

COST OF SALES                                    350,930
                                             ------------

GROSS PROFIT                                     435,149
                                             ------------

OPERATING EXPENSES

General, administrative and selling expense      296,954
Consulting and legal services for stock          877,104
Depreciation and amortization                     85,319
                                             ------------

Total Operating Expenses                       1,259,377
                                             ------------


NET LOSS                                     $  (824,228)
                                             ============

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED                                  $      (.03)
                                             ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED               30,883,705
                                             ============



See accompanying notes to condensed consolidated financial statements.

         AMERICAN WATER STAR, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)


          FOR THE THREE MONTHS ENDED MARCH 31, 2003
          -----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $  (824,228)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                        85,319
Stock issued for services                           877,104

Changes in operating assets and liabilities:
(Increase) decrease in:

Accounts receivable                                (469,650)
Inventories                                         158,679
Deposits/Other                                      (40,200)
Increase (decrease) in:
Accounts payable and accrued expenses                52,655
                                               -------------

Net Cash Used In Operating Activities              (160,321)
                                               -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Issuance of notes receivable                        (19,000)
                                               -------------

Net Cash Used In Investing Activities               (19,000)
                                               -------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock               13,353
Net proceeds on note payable - stockholder          101,187
Net proceeds on convertible bonds                    50,000
                                               -------------

Net Cash Provided By Financing Activities           164,540
                                               -------------

NET DECREASE IN CASH                                (14,781)

CASH - BEGINNING OF PERIOD                           85,990
                                               -------------

CASH - END OF PERIOD                            $    71,209
                                               =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

  The Company issued 676,278 shares of common stock to a stockholder in exchange for a note payable of $162,307.

  The Company issued 2,737,500 shares of common stock for various professional services.

  The Company issued 50,370 shares of common stock to convert
  $10,000 of convertible debt.


See accompanying notes to condensed consolidated financial statements.

                  AMERICAN WATER STAR, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2003
                         (UNAUDITED)


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------    -----------------------------------------------------------

(A) Description of Business
---------------------------

American Water Star, Inc. f/k/a American Career Centers, Inc. was incorporated in the State of Nevada on June 15, 1999. Their operations have been limited to fund raising activities to date. American Distribution & Packaging, Inc. (a subsidiary acquired on December 23, 2002) was incorporated in the State of Nevada on August 20, 2002. They specialize in packaging and distribution of products in warehousing, storage and specialized processing of non-bottling products such as beverages sold in mini-sip pouches. As of March 2003, this subsidiary's formal business operations did not commence other than the acquisition of assets. All-Star Beverages, Inc. (a subsidiary acquired on December 24, 2002) was incorporated in the State of Nevada on August 20, 2002. They have actively been selling various bottled beverage products to distributors and retailers.

(B) Principles of Condensed Consolidation
-----------------------------------------

The accompanying condensed consolidated financial statements include the accounts of American Water Star, Inc. and its subsidiaries, All-Star Beverages, Inc., American Distribution & Packaging, Inc., and Tunlaw Corporation (an inactive subsidiary) hereafter referred to as (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

(C) Use of Estimates
--------------------

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

(D) Cash
--------

The Company maintains cash at financial institutions.

(E) Inventory
-------------
Inventories are started at the lower of cost or market. Cost is determined using the first-in, first-out method.

(F) Property and Equipment
--------------------------

Property and equipment are recorded at cost. Owned property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets: 3-10 years for warehouse and bottling equipment. Amortization expense of leasehold improvements and lease equipment is included in depreciation expense.

                  AMERICAN WATER STAR, INC.
     NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2003
                         (UNAUDITED)

(G) Deferred Offering Costs
---------------------------

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

(H) Income Taxes
----------------

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

(I) Revenue Recognition
-----------------------

Revenue is recorded when title and risk of loss have passed to the customer. Revenue is typically recognized at the time of shipment. Sales are recorded net of discounts, rebates and returns.

(J) Advertising Costs
---------------------

Advertising and sales promotion costs are expensed as incurred. Advertising and sales promotion expense totaled approximately $10,000 for March 31, 2003.

(K) Fair Value of Financial Instruments
---------------------------------------

Cash, accounts and notes receivable, accounts payable, accrued liabilities and notes payable are reflected in the condensed consolidated financial statements at fair value because of the short-term maturity of the instruments.

(L) Segments
------------

The Company operates in only one segment and therefore segment information is not presented.

(M) Per Share Data
------------------

Net loss per share for the three months ended March 31, 2003 is computed based on the weighted average common stock and dilutive stock equivalents outstanding during the period. The effect of common stock equivalents was not used because the effect was anti-dilutive.

                  AMERICAN WATER STAR, INC.
           NOTES TO CONDENSED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2003
                         (UNAUDITED)


(N) Interim Presentation
------------------------

The condensed consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2002.

(O) Going Concern
-----------------

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a net loss of $824,228 and a negative cash flow from operations of $160,321 for the three months ended March 31, 2003 and has an accumulated deficit of $1,401,527 at March 31, 2003. The Company anticipates additional funding capital through the issuance of debt/equity securities. Additionally, management anticipates that operations will generate profits to absorb overhead expenses.

(P) Recent Accounting Pronouncements
------------------------------------

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively. The adoption of SFAS No. 149 is not expected to have a material impact on our financial condition or results of operations.

NOTE 2    INVENTORIES
------    -----------

At March 31, 2003 inventories consisted of the following:

                 Raw materials       $     931,492
                 Finished goods            124,044
                                     -------------
                                     $   1,055,536
                                     =============

                  AMERICAN WATER STAR, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2003
                         (UNAUDITED)


NOTE 3    NOTES RECEIVABLE
------    ----------------

Notes receivable at March 31, 2003 were as follows:

   Note receivable from licensee, interest of
   8% per annum, payments of $12,620, secured
   by intangible assets.                                    $  622,375

   Note receivable from vendor, interest of 7%
   per annum, due December 2004, unsecured                      55,000

   Note receivable other                                        24,000
                                                           ------------
                                                               701,375

   Less allowance for doubtful accounts                       (622,375)
                                                           ------------

                                                            $   79,000
                                                           ============


NOTE 4    PROPERTY AND EQUIPMENT
------    ----------------------

Property and equipment at March 31, 2003 consisted of the following:

   Office equipment                                        $   356,202
   Furniture and fixtures                                       76,500
   Website                                                     357,589
   Vehicles                                                      7,900
   Installed equipment                                       4,820,395
   Improvements                                                 74,172
                                                          -------------
                                                             5,692,758

   Less accumulated depreciation                              (124,168)
                                                          -------------

                                                           $ 5,568,590
                                                          =============


Depreciation expense for the quarter ended March 31, 2003 was $58,993.


                  AMERICAN WATER STAR, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2003
                         (UNAUDITED)


NOTE 5    RELATED PARTY TRANSACTIONS
------    --------------------------

During the three months ended March 31, 2003, the Company exchanged 676,278 shares of common stock for a note payable to an officer of $162,307.

During the three months ended March 31, 2003, the Company issued 2,737,500 shares of common stock for services having a fair value of $877,104.

The value of the shares for the conversion and for the services were at the market price of the shares at the time of the transactions.

NOTE 6    CONVERTIBLE NOTES PAYABLE
------    -------------------------

During 2002, the Company issued one-year 10%
convertible notes payable. The notes are
convertible 30 days after issuance at 70% of
the market price on the date of conversion
with a floor conversion price of $0.20. The
Company recorded a beneficial conversion on
these notes of $76,282 prior to the
recapitalization (See Note 1). None of the
notes have been converted as of March 31,
2003.                                                    $   177,990

During 2002, the Company issued one-year 15%
convertible notes payable. The notes are
convertible 30 days after issuance at 70% of
the market price on the date of conversion
with a floor conversion price of $0.20 and a
ceiling conversion price of $0.40. The
Company recorded a beneficial conversion on
these notes of $76,228 prior to the
recapitalization (See Note 1). Only one of
the notes has been converted as of March 31,
2003.                                                        190,000

During 2002, the Company issued six-month 25%
(equals 12% annualized) convertible notes
payable. The notes are convertible four
months after issuance at 75% of the market
price on the date of conversion with a floor
conversion price of $0.40 and a ceiling
conversion price of $1.50. There was no
beneficial conversion feature on these notes.
An extension was offered to the investors
which was accepted by all but one, who
requested that the note be paid at maturity.                 225,000

During the three months ended March 31,
2003, the Company issued one six-month 10%
convertible note payable. The note is
convertible at 50% of the market price on the
date of conversion with a floor conversion
price of $0.25. There was no beneficial
conversion feature on this note. The note has
not been converted as of March 31, 2003.                      50,000

Note Conversion                                              (10,000)

                                                       --------------

                                                        $    632,990
                                                       ==============

                  AMERICAN WATER STAR, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2003
                         (UNAUDITED)


NOTE 7    COMMITMENTS AND CONTINGENCIES
------    -----------------------------

(A) Legal Proceedings
---------------------

The Company is from time to time involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its consolidated financial position or results from operations.

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

(B) Operating Leases
--------------------

The Company leases two facilities under long-term non-cancelable operating lease agreements expiring at various dates through October 2005. One of the facilities is owned by the wife of the Chief Executive Officer. The non-cancelable operating leases provide that the Company pays property taxes, insurance and certain operating expenses applicable to the leased premises. Rent expense for the period ended March 31, 2003 was approximately $61,000.

The future minimum annual lease payments required under the operating leases are as follows:

                 2003         $ 109,793
                 2004           111,305
                 2005            84,658
                              ---------
                              $ 305,756
                              =========


                  AMERICAN WATER STAR, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2003
                         (UNAUDITED)


NOTE 8    INCOME TAXES
------    ------------

The Company's tax expense (benefit) differs from the "expected" tax expense for the period ended March 31, 2003
(computed by applying the Federal corporate tax rate of 34% to income (loss) before taxes) as follows:

     Computed "expected" tax expense (benefit)       $  (196,282)
     Valuation allowance                                 196,282
                                                    -------------

     Income tax (benefit) expense                    $         -
                                                    =============


NOTE 9    SIGNIFICANT FIRST QUARTER ADJUSTMENTS
------    -------------------------------------

In the first quarter of 2003, the Company recorded adjustments that produced a net loss. The loss was primarily due to the expense deduction for consulting and legal services. These adjustments included $877,104. As such net operating income before non-cash items was a positive
$138,195.

In May 2002, the Company entered into a consulting contract whereby 430,000 shares were issued to a consultant for services. At December 31, 2002, the consultant had not performed any services and as such, the value of the common stock of $636,400 was presented in the consolidated balance sheet as common stock issued for future services. Since the consultant had not provided any services under the contract, in 2003 the Company cancelled the contract and is requesting that the consultant return the 430,000 shares to the Company. As a result, in 2003 the Company reversed the common stock issued for future services amount of $636,400 against additional paid-in capital. Since the shares have not yet been returned to the Company, the 430,000 shares are still shown as outstanding in the accompanying condensed consolidated balance sheet at March 31, 2003.

NOTE 10   EMPLOYMENT AGREEMENTS
-------   ---------------------

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

Neither one of these contracts have been paid to the Officers. Amounts accrued total $60,000 at March 31, 2003.


                  AMERICAN WATER STAR, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2003
                        (UNAUDITED)

NOTE 11   SUBSEQUENT EVENTS
-------   -----------------

The Company has received a 30-day written notice from one of the holders of a 25% Convertible Note of his election not to convert the outstanding principal and accrued interest into shares of the Company's common stock but to receive cash payment at maturity, in accordance with the notice provisions under the note. The note in the principal amount of $30,000 matured on April 2, 2003, and has not yet been paid. At July 2, 2003, principal and accrued interest due under the note totals $35,625.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
          OPERATION

This Report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

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

As outlined in the recent 2002 year end annual form 10SBK report the significant accomplishment for the company was the acquisition of two operating companies and their attendant assets. The addition of All-Star Beverages, Inc.
("All-Star") and American Distribution & Packaging, Inc.
("AD&P") has resulted in marked improvements to the consolidated financial statements.

Due to the Rescission, the only financials audited were for the period of late August through the end of last year. Accordingly, the Company realized a gross profit of nearly $200,000 for the months August-December 2002 Leaving stock for legal services as an ongoing expense and ignoring the stock for services expense item, which charged over $600,000 as an expense, the Company would not reflect a net loss but would actually result in a net profit of $59,102 in the winter season. Accordingly, the company's first full quarter of operation since the rescission is impressive. The current Total assets have increased over a quarter million dollars since the last filing to $7,426,284. Accounts Receivable is up 530% to $558,321, a reflection that sales are proceeding in a positive direction for the 2003 year end. Gross Profit increased dramatically since the last filing to $435,149. This is more than double the amount reported last quarter.

PLAN OF OPERATION

The Company plan as mentioned in the last filing was that during the next 12 months, we plan to focus our efforts on our development of a national manufacturing, distribution, and sales organization, that can contract, sell and supply all types of accounts: national mass merchandise, regional chains, food service, convenience, and total retail.

We also stated that to accomplish our goals of gross annual sales of $35 million, we were placing major emphasis on contracting Independent Distributors and Co-Packers in key geographic areas throughout the US. The Company is well on its way to meet its geographic Co-Packer plan by adding five additional strategic partners blanketing the East, South, Southwest, and West. Several additional locations are pending. The Company believes it has organized a seasoned and experienced sales team to oversee its sales and manage its growth efficiently and steadily. The Company strategy to utilize existing independent organizations to accomplish sales growth has initially resulted in continued reductions to cost of goods thereby continuing to increase margins and improving the turnaround on receivables to an average of 21 days on its key accounts. The Company has worked hard this Quarter in developing an ideal Accounts Receivable relationship to guarantee the experienced growth without interruption, Two final choices have been selected, with a decision to be made within the week.


Brand development has been a major emphasis for the Company. The development of the Geyser Fruit and Frutas brands have played a big role in the sales for this Quarter. Two new brands are expected to contribute greatly to the sales success of the Company when rolled out in the next two weeks. Announcements will be made to the press in this regard.

The Company is experiencing an increase in sales and orders as we approach our major selling season. As noted previously, we do not experience the typical small startup company syndrome of slow sales, lack of working capital and low margins. Our main challenge in this regard, is to contract a fair and reasonable account receivable relationship as mentioned earlier.. Management believes the Company's sales are ramping up on target with projections.
The Company's receivables are for the most part turning at 21 days and still maintaining in excess of 40% gross margins.

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

RESULTS OF OPERATIONS

Revenues. For the three months ending March 31, 2003, revenues were $786,079. Cost of sales were $350,930, providing a gross profit of $435,149.

Operating Expenses. Operating expenses for the period were $1,259,377 of which $962,423 were non-cash items.

NET LOSS  $824,228.

Liquidity and Capital Resources.

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a net loss of $824,228 and a negative cash flow from operations of $160,321 for the three months ended March 31, 2003 and has an accumulated deficit of $1,401,527 at March 31, 2003.

Our past cash requirements in the previous year were offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we do not foresee to continue to experience cash flow needs from operations, other than extraordinary expenses like entering the mini-sip market mentioned previously.

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

As of March 31 2003, we had current assets of $1,734,994, and current liabilities of $943,007.

Recent Accounting Pronouncements
--------------------------------

In April 2003, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards
("SFAS") No. 149, "Amendment of Statement 133 on Derivative
Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively. The adoption of SFAS No. 149 is not expected to have a material impact on our financial condition or results of operations.

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's periodic reports riled with the Securities and Exchange
Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive
Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Within the 90 days prior to the filing date of this Report, the Company conducted an evaluation under the supervision and with the participation of the Company's Chief Executive
Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

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

ITEM 2.   CHANGES IN SECURITIES

Issuance of Stock for Acquisitions of Wholly-Owned Subsidiaries
---------------------------------------------------------------

On January 9, 2003, the Company issued additional shares to the shareholders of All-Star based on the adjusted valuation of All-Star's assets. Accordingly, the Company issued an additional 4,445,824 shares of restricted common stock, on a pro rata basis, to the two shareholders of All-Star, both of whom are officers and directors of the Company. The shares were considered issued as of the date of the acquisition, December 24, 2002, on the books and records of the Company.

Recent Sales of Unregistered Securities
---------------------------------------

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

Private Placements
------------------

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

Note Conversions
----------------

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

Issuance of Stock For Services or In Satisfaction of Obligations
----------------------------------------------------------------

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

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

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

SEC            Effective      Number of       Number of securities
Registration   Date of        securities      remaining available
Number         Registration   issued under    for future issuance
               Statement      equity          under equity
                              compensation    compensation plans
                              plan            (excluding securities
                                              reflected in column
                                              (c))
-------------------------------------------------------------------
(a)            (b)            (c)             (d)
-------------------------------------------------------------------

333-103529     02/28/03       2,600,000 (1)   2,400,000
-------------------------------------------------------------------

(1) Number of shares issued as of March 31, 2003.


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Number    Description
------    -----------

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


(b) Reports on Form 8-K

          January 7, 2003     The Company filed a Form 8-K reporting the
                              acquisitions of American Distribution &
                              Packaging, Inc. and All-Star Beverage, Inc.

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

                              AMERICAN WATER STAR, INC.

                              By: /s/ Roger Mohlman
                                  President and Chief Executive Officer

                              Date:   July 9, 2003



                              By: /s/ Thomas F. Krucker
                                  Chairman of the Board, Chief Financial
                                  Officer, Secretary/Treasurer

                              Date:   July 9, 2003




          CERTIFICATION OF CHIEF EXECUTIVE OFFICER

In connection with the accompanying Amendment No. 1 to the Quarterly Report of AMERICAN WATER STAR, INC. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Amended Quarterly Report"), I, ROGER MOHLMAN, Chief Executive Officer of the Registrant, certify that:

1. I have reviewed this Amended Quarterly Report;

2. Based on my knowledge, this Amended Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amended Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Amended Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Amended Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange
Act Rules 13a-14 and 15d-14) for the Registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Amended Quarterly Report is being prepared;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amended Quarterly
Report (the "Evaluation Date"); and

   c) presented in this Amended Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Amended Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By: /s/ Roger Mohlman, Chief Executive Officer

July 9, 2003

          CERTIFICATION OF CHIEF FINANCIAL OFFICER

In connection with the accompanying Amendment No. 1 to the Quarterly Report of AMERICAN WATER STAR, INC. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Amended Quarterly Report"), I, THOMAS F. KRUCKER, Chief Financial Officer of the Registrant, certify that:

1. I have reviewed this Amended Quarterly Report;

2. Based on my knowledge, this Amended Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amended Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Amended Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Amended Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange
Act Rules 13a-14 and 15d-14) for the Registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Amended Quarterly Report is being prepared;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amended Quarterly
Report (the "Evaluation Date"); and

   c) presented in this Amended Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Amended Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Thomas F. Krucker, Chief Financial Officer

July 9, 2003

