Form 10QSB
period 2003-06-30
AMERICAN WATER STAR  INC
filed 2003-08-15
CIK 1041580

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         FORM 10-QSB


       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For Quarterly Period Ended: June 30, 2003
              Commission file number 000-22785



                  AMERICAN WATER STAR, INC.
   (Exact name of registrant as specified in its charter)



        Nevada                                    87-0636498
    (State or other                            (I.R.S. Employer
    jurisdiction of                          Identification No.)
    incorporation or
     organization)


4560 S. Decatur, Suite 301, Las Vegas, NV           89103
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code: (702) 740-7036



(Former name, former address and former fiscal year, if changed since last report.)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

There are 51,901,747 of common stock issued and outstanding as of August 11, 2003.





PART I - FINANCIAL INFORMATION


 Item 1.    Financial Statements

            Consolidated Balance Sheet as of June 30, 2003
            (Unaudited)............................................   3

            Consolidated Statements of Operations for the three
            and six months ended June 30, 2003 (Unaudited).........   4

            Consolidated Statement of Cash Flows for the six
            months ended June 30, 2003 (Unaudited).................   5

            Notes to the Consolidated Financial Statements.........  6-15

 Item 2.    Management's Discussion and Analysis and Plan of
            Operation..............................................   16

 Item 3.    Controls and Procedures................................   19


PART II - OTHER INFORMATION


 Item 1.    Legal Proceedings......................................   20

 Item 2.    Changes in Securities..................................   20

 Item 3.    Defaults Upon Senior Securities........................   22

 Item 4.    Submission of Matters to a Vote of Security
            Holders................................................   22

 Item 5.    Other Information......................................   22

 Item 6.    Exhibits and Reports on Form 8-K.......................   22


Signatures.........................................................   24

Certifications..................................................... 25-26


                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  AMERICAN WATER STAR, INC.
           (formerly American Career Centers, Inc.)

               CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 2003



         AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
            (formerly American Career Centers, Inc.)

                  CONSOLIDATED BALANCE SHEET
                        (Unaudited)

                       JUNE 30, 2003


                           ASSETS
                           ------

CURRENT ASSETS
Cash                                          $    43,897
Accounts receivable                             1,134,984
Inventories                                     2,402,031
Deferred offering costs                            23,602
                                              -----------

Total Current Assets                            3,604,514
                                              -----------

PROPERTY & EQUIPMENT - NET                      5,383,290

OTHER ASSETS
Deposits/Other                                     43,250
Notes receivable                                   65,000
                                              -----------

Total Other Assets                                108,250
                                              -----------

TOTAL ASSETS                                  $ 9,096,054
                                              ===========


             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES
Accounts payable and other accrued expenses   $   575,500
Notes payable - convertible                       632,990
Amounts due under accounts receivable
 financing agreement                               25,000
                                              -----------

Total Current Liabilities                       1,233,490
                                              -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value,
20,000,000 shares authorized                           --
Series A preferred convertible stock,
6,000,000 shares authorized                            --
Common stock, $.0001 par value,
150,000,000 shares authorized,
51,451,847 shares issued and outstanding            5,145

Additional paid in capital                      9,338,086
Stock issued for services                         (25,371)
Accumulated deficit                            (1,455,296)
                                              -----------

Total Shareholders' Equity                      7,862,564
                                              -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 9,096,054
------------------------------------------    ===========


   See accompanying notes to consolidated financial statements.

        AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
            (formerly American Career Centers, Inc.)

             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                              For the       For the
                                            Six Months       Three
                                              Ended          Months
                                             June 30,      Ended June
                                               2003         30, 2003


NET SALES                                 $ 1,764,642     $   978,563

COST OF SALES                               1,009,438         636,912
                                          -----------     -----------

GROSS PROFIT                                  755,204         341,651
                                          -----------     -----------

OPERATING EXPENSES
General, administrative and selling
expenses                                      486,983         223,489
Consulting and legal services for stock       958,979          81,875
Depreciation and amortization                 127,446          63,723
                                          -----------     -----------

Total Operating Expenses                    1,573,408         369,087
                                          -----------     -----------

Loss from operations before interest
expense                                      (818,204)        (27,436)

Interest expense                               59,793          26,333


NET LOSS                                  $  (877,997)    $   (53,769)
                                          ============    ============

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED                               $     (.026)    $     (.002)
                                          ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED            33,158,107      34,518,499
                                          ============    ============


   See accompanying notes to consolidated financial statements.

        AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
            (formerly American Career Centers, Inc.)

             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                                         For the
                                                       Six Months
                                                       Ended June
                                                        30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                              $   (877,997)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                              342,795
Interest expense paid with shares of common stock            7,780
Stock issued for services                                  958,979

Decrease (increase) in assets:
Accounts receivable                                     (1,046,313)
Notes receivable                                            (4,550)

Inventories                                                 65,539
Deposits                                                   (40,200)

Increase in liabilities:
Accounts payable and accrued expenses                      318,138
                                                      -------------

Net Cash Used In Operating Activities                     (275,829)
                                                      -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of Assets                                         (45,850)
                                                      -------------

Net Cash Used In Investing Activities                      (45,850)
                                                      -------------


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of common stock                      11,250
Net proceeds from notes from related parties               193,336
Net proceeds on convertible bonds                           50,000
Net proceeds from accounts receivable financing
 agreement                                                  25,000
                                                      -------------

Net Cash Provided By Financing Activities                  279,586
                                                      -------------

NET DECREASE IN CASH                                       (42,093)

CASH - BEGINNING OF PERIOD                                  85,990
                                                      -------------

CASH - END OF PERIOD                                  $     43,897
--------------------                                  =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

  During the quarter ended June 30, 2003, a shareholder and officer exchanged inventory with predecessor cost of $1,253,355 for 15,666,934 shares of common stock, the fair value of the shares issued.

  During the six months ended June 30, 2003, the Company converted $262,827 of notes payable - related party into 1,878,523 shares of common stock. The notes were held by a principal shareholder or entities directly or indirectly controlled by the shareholder.

  During the first quarter of 2003 the Company cancelled a consulting agreement that resulted in the elimination of future cost of $636,400 related to the issuance of shares. The reduction of the future cost was recorded as an offset to paid in capital.


  See accompanying notes to consolidated financial statements.

       AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
          (Formerly American Career Centers, Inc.)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 2003
                         (UNAUDITED)



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------  -----------------------------------------------------------

(A) Description of Business
---------------------------

American Water Star, Inc. (formerly American Career Centers, Inc.) was incorporated in the State of Nevada on June 15, 1999. American Water Star, Inc. is engaged in the manufacture and wholesale distribution of food products in the beverage category. American Distribution & Packaging, Inc. (a wholly-owned subsidiary acquired on December 23, 2002) was incorporated in the State of Nevada on August 20, 2002. All-Star Beverages, Inc. (a wholly-owned subsidiary acquired on December 24, 2002) was incorporated in the State of Nevada on August 20, 2002.

(B) Principles of Condensed Consolidation
-----------------------------------------

The consolidated financial statements include the accounts of American Water Star, Inc. and its wholly-owned subsidiaries, All-Star Beverages, Inc., American Distribution & Packaging, Inc., and Tunlaw Corporation (an inactive subsidiary) (the "Company"). All significant intercompany transactions and balances have been eliminated.

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

(D) Inventory
-------------

Inventories are started at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company regularly monitors inventory for excess or obsolete items and makes any valuation correction when such adjustments are needed.

(E) Property and Equipment
--------------------------

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets: 3-10 years for warehouse and bottling equipment.
Amortization expense of leasehold improvements and lease equipment is included in depreciation expense.

       AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
          (Formerly American Career Centers, Inc.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 2003
                         (UNAUDITED)


(F) Deferred Offering Costs
---------------------------

The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

(G) Revenue Recognition
-----------------------

Revenue is recorded when title and risk of loss have passed to the customer. Revenue is typically recognized at the time of shipment. Sales are recorded net of discounts, rebates and returns.

(H) Advertising Costs
---------------------

Advertising and sales promotion costs are expensed as incurred.
Advertising expense for the three-month and six-month periods is $10,000.

(I) Fair Value of Financial Instruments
---------------------------------------

Cash, accounts and notes receivable, accounts payable, accrued liabilities and notes payable are reflected in the condensed consolidated financial statements at fair value because of the short-term maturity of the instruments.

(J) Net Loss Per Share
----------------------

Net loss per share is computed based on the weighted average common stock and dilutive stock equivalents outstanding during the period. The effect of common stock equivalents was not used because the effect was anti-dilutive.

       AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
          (Formerly American Career Centers, Inc.)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 2003
                         (UNAUDITED)


(K) Interim Presentation
------------------------

The consolidated financial statements as of June 30, 2003 and for the three-month and six-month periods ended June 30, 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2002.

(L) Recent Accounting Pronouncements
------------------------------------

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have any impact on the Company's financial statements.

NOTE 2  INVENTORIES
------  -----------

At June 30, 2003 inventories consisted of the following:

        Raw materials        $  2,087,144
        Finished goods            314,887
                             ------------

                             $  2,402,031
                             ============

       AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
          (Formerly American Career Centers, Inc.)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 2003
                         (UNAUDITED)


NOTE 3  NOTES RECEIVABLE
------  ----------------

Notes receivable at June 30, 2003 were as follows:

   Note receivable from licensee, interest
   of 8% per annum, payments of $12,620, secured by
   intangible assets.                                   $   622,375

   Note receivable from vendor, interest of
   7% per annum, due December 2004, unsecured                55,000

   Note receivable other                                     10,000
                                                        -----------

   Less allowance for doubtful accounts                     622,375
                                                        -----------

                                                        $    65,000
                                                        ===========


NOTE 4  PROPERTY AND EQUIPMENT
------  ----------------------

Property and equipment at June 30, 2003 consisted of the following:

   Office equipment                                     $   356,202
   Furniture and fixtures                                    76,500
   Website                                                  357,589
   Vehicles                                                   7,900
   Equipment at vendors                                   4,820,395
   Improvements                                             119,322
                                                       ------------

                                                          5,737,908
   Less accumulated depreciation                            354,618
                                                       ------------

                                                       $  5,383,290
                                                       ============


Depreciation expense for the six months ended June 30, 2003, was $290,143, of which $215,349 is included in cost of sales and finished goods inventory.

Equipment at Vendors
--------------------

The Company has entered into agreements with vendors, all of whom are small regional bottling companies. These agreements provide for the Company's equipment to be installed at the vendor's location. The Company's interest in this equipment is secured by UCC-1 filings in the applicable states. The month-to-month agreements provide that the vendors after manufacturing the Company's production requirements can utilize the equipment on items other than those produced for the Company. The vendors are required to maintain the equipment at their cost and to supply the necessary insurance coverage for the equipment and their related operations.

       AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
          (Formerly American Career Centers, Inc.)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 2003
                         (UNAUDITED)


NOTE 4  PROPERTY AND EQUIPMENT, CONTINUED
------  ---------------------------------

Equipment at Vendors, Continued
-------------------------------

The Company believes that these operating agreements on the equipment at vendors provide it with a significant cost savings and operational flexibility in the manufacturing process. The depreciation expense related to the equipment at vendors is included in the cost of goods sold and finished goods inventory.

The equipment at vendors is located and vendor facilities in Tustin, California, Portland, Oregon, Chicago, Illinois and
Hialeah, Florida.

Equipment Available for Installation (included in Equipment at Vendors)
-----------------------------------------------------------------------

As the Company expands its sales distribution network and identifies strategic vendors in new market localities, it plans to enter into equipment at vendor agreements. Currently, equipment available for installation is located in San
Bernardino, California and Afton, Wyoming.

NOTE 5  RELATED PARTY TRANSACTIONS
------  --------------------------

During the first quarter of 2003, the Company exchanged $162,307 of demand notes payable into 676,278 shares of common stock.
The notes were held by the largest shareholder who is an officer and director and were converted at the fair market value of the Company stock at the time of conversion.

During the second quarter ended June 30, 2003, the largest shareholder who is an officer and director exchanged inventory with predecessor cost of $1,253,355 for 15,666,934 shares of common stock, the fair value of the shares issued.

During the second quarter ended June 30, 2003, the Company sold
1,151,875 shares of common stock to entities controlled by the largest shareholder who is an officer and director for $92,150, the fair value of the shares sold.

During the second quarter ended June 30, 2003, a major shareholder, who is a former officer and former director of the Company, became a master distributor for the Company and purchased $635,103 and $635,103 of the Company's products representing 65% and 36% of the Company's sales for the three and six month periods ended June 30, 2003, respectively.
As of June 30, 2003, the related accounts receivable amount was $897,683 or 79% of total accounts receivable outstanding.

       AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
          (Formerly American Career Centers, Inc.)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 2003
                        (UNAUDITED)


NOTE 6  CONVERTIBLE NOTES PAYABLE - CURRENT
------  -----------------------------------

   During 2002, the Company issued one-year
   10% convertible notes payable. The notes
   are convertible 30 days after issuance at
   70% of the market price on the date of
   conversion with a floor conversion price
   of $0.20. The Company recorded a
   beneficial conversion on these notes of
   $76,282 prior to the recapitalization.
   None of the notes have been converted as
   of June 30, 2003.                                   $  177,990

   During 2002, the Company issued one-year
   15% convertible notes payable. The notes
   are convertible 30 days after issuance at
   70% of the market price on the date of
   conversion with a floor conversion price
   of $0.20 and a ceiling conversion price
   of $0.40. The Company recorded a
   beneficial conversion on these notes of
   $76,228 prior to the recapitalization.
   Only one of the notes has been converted
   as of June 30, 2003.                                   180,000

   During 2002, the Company issued six-month
   25% (equals 12% annualized) convertible
   notes payable. The notes are convertible
   four months after issuance at 75% of the
   market price on the date of conversion
   with a floor conversion price of $0.40
   and a ceiling conversion price of $1.50.
   There was no beneficial conversion
   feature on these notes. An extension was
   offered to the investors, which was
   accepted by all but one, who requested
   that the note be paid at maturity.                     225,000

   During the Six Months ended June 30,
   2003, the Company issued one six-month
   10% convertible note payable. The note is
   convertible at 50% of the market price on
   the date of conversion with a floor
   conversion price of $0.25. There was no
   beneficial conversion feature on this
   note. The note has not been converted as
   of June 30, 2003.                                       50,000
                                                      -----------


   TOTAL CONVERTIBLE NOTES PAYABLE - CURRENT          $   632,990


       AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
          (Formerly American Career Centers, Inc.)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2003
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

(B) Operating Leases
--------------------

The Company leases two facilities under long-term non-cancelable operating lease agreements expiring at various dates through October 2005. One of the facilities is owned by the wife of the Chief Executive Officer. The non-cancelable operating leases provide that the Company pays property taxes, insurance and certain operating expenses applicable to the leased premises. Rent expense for the period ended June 30, 2003 was approximately $98,000.

The future minimum annual lease payments required under the operating leases are as follows:

          2003     $ 109,793
          2004       111,305
          2005        84,658
                   ---------

                   $ 305,756
                   =========

       AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
          (Formerly American Career Centers, Inc.)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 2003
                         (UNAUDITED)


NOTE 8  INCOME TAXES
------  ------------

Reconciliation of the effective tax rate to the U.S. statutory rate for the six month period ended June 30, 2003 is as follows:

       Tax expense at U.S. statutory rate      34.0 %
       Valuation allowance                    (34.0 %)
                                            ----------

       Effective income tax rate                --
                                            ==========


NOTE 9  COMMON STOCK ISSUED FOR FUTURE SERVICES
------  ---------------------------------------

In May 2002, the Company entered into a consulting contract whereby 430,000 shares were issued to a consultant for services. At December 31, 2002, the consultant had not performed any services and as such, the value of the common stock of $636,400 was presented in the consolidated balance sheet as common stock issued for future services. Since the consultant had not provided any services under the contract, in 2003 the Company cancelled the contract and is requesting that the consultant return the 430,000 shares to the Company. As a result, in 2003 the Company reversed the common stock issued for future services amount of $636,400 against additional paid-in capital. Since the shares have not yet been returned to the Company, the 430,000 shares are still shown as outstanding in the accompanying condensed consolidated balance sheet at June 30, 2003.

NOTE 10  EMPLOYMENT AGREEMENTS
-------  ---------------------

On January 1, 2003, the Company entered into a one-year employment agreement with an individual. The agreement calls for the individual to become the Chief Financial Officer at an annual salary of $120,000. On July 24, 2003, a date subsequent to the balance sheet date, the Chief Financial Officer resigned from the Company and the employment agreement was converted to stock to be issued.

On January 1, 2003, the Company entered into a one-year employment agreement with an individual. The agreement calls for the individual to become the Chief Executive Officer and President at an annual salary of $120,000.

Neither one of these contracts have been paid to the Officers.
Amounts accrued total $120,000 at June 30, 2003.

NOTE 11  ISSUANCES OF COMMON STOCK
-------  -------------------------

During the six-months ended June 30, 2003, the Company issued 3,577,992 shares of its common stock for consulting and legal services of $984,350. As of June 30, 2003, the Company had deferred consulting costs of $25,371 reflected in equity as stock issued for future services. The value of the shares issued for services was based on the market price of the shares issued.

During the second quarter ended June 30, 2003, a shareholder and officer exchanged inventory with a predecessor cost of $1,253,355 for 15,666,934 shares of common stock, the fair value of the shares issued.

       AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
          (Formerly American Career Centers, Inc.)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 2003
                         (UNAUDITED)


NOTE 11  ISSUANCES OF COMMON STOCK, CONTINUED
-------  -------------------------------------

During the first quarter of 2003, the Company exchanged
$162,307 of demand notes payable into 676,278 shares of common stock. The convertible notes were held by a principal shareholder and officer and were converted at the market price of the Company's common stock at the time of conversion.

During the first quarter of 2003, the Company issued 39,000 shares to convertible note holders in exchange for an agreement to extend the term of the notes. The market price of the shares of $7,780 was recorded as interest expense.

During the first quarter of 2003, a convertible note holder elected to convert $10,000 of notes into 50,370 shares of common stock pursuant to the terms of the note agreement.

During the six month ended June 30, 2003, the Company issued
131,000 shares for cash of $11,250 in private placements.

During the second quarter ended June 30, 2003, entities controlled by a major shareholder and officer purchased
1,151,875 shares of the Company's common stock for $92,150, the fair value of the shares issued.

NOTE 12  ACCOUNTS RECEIVABLE FINANCING AGREEMENT
-------  ---------------------------------------

During the second quarter of 2003, the Company entered into an accounts receivable financing agreement. The amount of receivables that can be financed under the agreement is unspecified and any amounts advanced under the agreement are secured by the personal guarantee of a major shareholder who is also an officer and director of the Company. Under the terms of the agreement the Company receives an initial advance of 80% of the assigned receivable. The financing charge that the lender charges is variable based on the time required to collect the receivable. The total annualized interest that will be charged cannot exceed 15%. The lender is allowed to determine an amount to withhold as a reserve against the collection of receivable. Receivables are assigned with recourse. During the second quarter ending June 30, 2003, the Company assigned approximately $28,000 of receivables.

        AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
          (Formerly American Career Centers, Inc.)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 2003
                         (UNAUDITED)


NOTE 13  SUBSEQUENT EVENTS
-------  -----------------

The Company has received a 30-day written notice from one of the holders of a 25% Convertible Note of his election not to convert the outstanding principal and accrued interest into shares of the Company's common stock but to receive cash payment at maturity, in accordance with the notice provisions under the note. The note in the principal amount of $30,000 matured on April 2, 2003, and has not yet been paid. At August 1, 2003, principal and accrued interest due under the note totals approximately $36,000.

On July 1, 2003, the Company granted to Camden Securities, Inc. 227,000 warrants to purchase its common stock pursuant to the Sales Agency Agreement in connection with the private placement of the Company's common stock at $0.30 per share conducted by Camden during April and May 2002. Camden sold 1,512,063 shares for the gross proceeds of $453,620. Pursuant to the Agreement, in addition to the cash compensation previously paid, Camden is entitled to receive 227,000 warrants exercisable at 120% of the offering price, or $0.36 per share, exercisable for a period of five years. The common shares issuable upon exercise carry piggy-back registration rights.

On July 9, 2003, the Company entered into a Research Analyst Agreement with Equitis Inc., a financial research services company, for the term of one year. In addition to cash compensation to be paid during the term of the Agreement, Equitis received 50,000 shares of restricted common stock upon execution of the Agreement.

On July 21, 2003, the Company entered into a Consulting
Agreement with Redwood Consultants, LLC for a period ending
January 20, 2004. Pursuant to the Agreement, the Company issued Redwood 100,000 shares of common stock as a non-refundable Engagement Bonus. The shares are restricted against resale and carry piggy-back registration rights.

On August 1, 2003, the Company issued 62,400 shares of restricted common stock to an independent contractor who provided supervisory services to the Company in the areas of ordering, logistics and delivery. In addition to cash compensation the Company agreed to issue him shares of restricted common stock at the rate of 10,400 per month during the term of his engagement, November 2002 through April 2003.



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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the three-month and six-month periods ended June 30, 2003.

OVERVIEW

As previously disclosed, the Company rescinded its acquisition of Water Star Bottling Inc. and its subsidiary, Geyser Products LLC, by mutual consent (the "Rescission") which was reported on Form 8-K filed on September 19, 2002. Accordingly, the Company's financial statements for the year then ended do not reflect the sales accomplished under the Geyser brand until after the rescission period when the Company initiated its sales of Geyser Fruit branded products.

As outlined in the recent annual report on Form 10-KSB for the year ended December 31, 2002, the significant accomplishment for the Company was the acquisition of two operating companies and their attendant assets. The addition of All-Star Beverages, Inc. ("All-Star") and American Distribution & Packaging, Inc. ("AD&P") has resulted in marked improvements to the consolidated financial statements.

Due to the Rescission, the only financials audited were for the period of late August through the end of last year. Accordingly, the Company realized a gross profit of nearly $200,000 for the months August-December 2002. The Company's first two quarters of operation (January-June 2003) reflected assets that increased from $7,156,213 at year end to $9,096,056. Accounts Receivable were up 1,280% to $1,134,985, a reflection that sales are proceeding in a positive direction for the 2003 year end. During the quarter, the going concern reference for the Company has been removed by the outside accounting firm, a further reflection of the positive upward trend by the Company.

PLAN OF OPERATION

In our previous report we stated that, during the next 12 months, the Company plans to focus its efforts on development of a national manufacturing, distribution, and sales organization, that can contract, sell and supply all types of accounts: national mass merchandise, regional chains, food service, convenience, and total retail. This goal is being met as both increased accounts and Distributors have been added.

We also stated that to accomplish our goals of gross annual sales of $30 million (nine months left to meet this goal), we were placing major emphasis on contracting Independent Distributors and Co-Packers in key geographic areas throughout the US. The Company is well on its way to meet its projections as nearly every part of the country now has production coverage as well as distribution. Several additional locations are pending. The Company believes it has organized a seasoned and experienced sales team to oversee its sales and manage its growth efficiently and steadily. The Company's strategy to utilize existing independent organizations to accomplish sales growth has resulted in continued reductions to cost of goods thereby continuing to increase margins and improving the turnaround on receivables to an average of 21 days on its key accounts. Some of the new accounts scheduled for August 2003 will pay even sooner which will reduce even further the receivables turn. The Company has worked hard this Quarter in developing an ideal Accounts Receivable relationship to guarantee the experienced growth without interruption. This Quarter, the Company accomplished this very important facet of its growth plan by adding two Accounts Receivable financing companies: Sun Capital Corp. of Florida, and Camelot Ltd. of Nevada. Camelot, Ltd. is a company controlled by a major shareholder who is an officer and director of the Company and which serves as a backup when sales demand additional financing.

Brand development has been a major emphasis for the Company. The development of the Geyser Fruit and Fruta's brands have played a big role in the sales for this Quarter. The Company expects the Hawaiian Tropic brand to accelerate past the Geyser Fruit brands primarily due to the no sugar, no carb attraction that seems to be in such demand.

The Company has experienced an increase in sales and orders as we enter our major selling season. As noted previously, we do not experience the typical small startup company syndrome of slow sales, lack of working capital and low margins. Our main challenge in this regard has been to contract a fair and reasonable account receivable relationship as has now been effected. Management believes the Company's sales are ramping up on target with projections. The Company's receivables are for the most part turning at 21 days and less still maintaining in excess of 40% gross margins.

As referenced in the Company's Quarterly Report for the period ending March 31, 2003, the Company has identified an ancillary market for its beverages and assorted unique flavors. The mini-sip category in the beverage industry is easily a multi-billion dollar category. Mini-sip is a plastic bag containing juice and other type beverages. Today in the marketplace ten mini-sip bags containing various sugar flavored juices are sold in a box to the consumer at nearly all national and chain stores in the US. The Company's strategy to develop a no sugar alternative is complete and plans to announce our entry into this category by late summer 2003. The only question remaining is the final structure due to previously stated capital and dilution considerations.

The timing of most of our capital expenditures for this program is discretionary. Currently, there are no material long-term commitments associated with our capital expenditure plans. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of our capital expenditures will vary in future periods depending on market conditions and other related economic factors. The accelerated growth the Company is experiencing has made the Company cautious in its evaluation of costs for such a program. Because the mini-sip category is a unique category requiring significant capitalization by us, several million dollars in new capital will be required to make this category national, and thereby realistic. Regional sales in water is our main focus in this category at this point while the financial expansion aspects continue. As mentioned earlier, an attractive solution may be to contract out and license the brands to another entity thereby developing an income stream without capitalization nor dilution considerations.

RESULTS OF OPERATIONS

Revenues. For the six months ending June 30, 2003, revenues were $1,764,642. Cost of sales was $1,009,438, providing a gross profit of $755,204. The Company had four incidents of lost sales when trucks carrying sold beverages were either in accidents or caused damages to the goods resulting in reversing approximately $100,000 in sales from the period which were not included. This would have generated an overall profit for the period instead of the slight loss.

Operating Expenses. Operating expenses for the period were $1,573,408 of which $1,309,554 were non-cash items.

NET LOSS  $(877,997).

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

Over the next six months, we believe that existing capital and anticipated funds from operations will be sufficient to sustain operations and planned development for the existing sales in bottled beverage sales. Consequently, if we pursue the mini-sip expansion, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

We anticipate increasing cash flow and growth over the next six months. Our lack of operating history in this industry makes predictions of future operating results difficult to ascertain, however, our projections are on target with our perceived plan. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. We have made strides since the last filing to increase our core of geographically located packers which takes a big step forward to assist in achieving our goals.

As of June 30, 2003, we had current assets of $3,604,514, and current liabilities of $1,233,490.

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

1. The Company recorded a number of accounting adjustments during the second quarter, which were required to properly state the account balances at June 30, 2003. Remedy: The
Company will implement comprehensive closing procedures, including an analysis of all balance sheet accounts and significant income statement accounts.

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

ITEM 2.   CHANGES IN SECURITIES

Private Placements

On June 30, 2003, the Company terminated its offering of 10% Convertible Notes in the aggregate principal amount of up to $1,500,000 to accredited investors. During the term of the Offering, the Company sold only one Note in the principal amount of $50,000 maturing on November 6, 2003. Interest accrues at the rate of 10% per annum. The Note matures in 6 months from the date of issue. Commencing 2 months after issuance of the Note, the holder may convert the then outstanding principal amount, together with all accrued and unpaid interest, at the conversion price of 50% discount to the previous 5-day average closing price per share into shares of common stock, provided, however, that in no event shall the conversion price be less than $0.25 or greater than $1.00 per share. The outstanding principal amount and all accrued interest on the Note will automatically be converted into shares of Common Stock at the then effective Conversion Price in the event the Holder fails to deliver to the Company written notice of his/her/its intent to receive cash payment for the total indebtedness due under the Note no later than 30 days prior to the Maturity Date. The Note provides that the Company shall prepare and file a registration statement registering the shares issuable upon conversion of the Note within 30 days of
(a) the Maturity Date of the last Note issued in this offering; or (b) the date on which all of the principal and accrued interest has been converted by all holders of the Notes issued in this offering. The shares issuable upon conversion will be restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement. Forms of the Convertible Note Purchase Agreement and 10% Convertible Note are incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-KSB filed on April 16, 2003.

On June 27, 2003, the Company issued 89,032 shares of its restricted common stock to Camden Securities, Inc. as additional consideration due it under the Sales Agency Agreement in connection with the private placement conducted by Camden during November and December 2002. Pursuant to the Agreement, in addition to the cash compensation previously paid, Camden was entitled to receive stock compensation equal to 10% of the number of shares sold in the offering. A total of 890,315 shares for the gross proceeds of $195,000 were sold by Camden.

Additionally on June 27, 2003, the Company issued 5,037 shares of its restricted common stock to Camden Securities, Inc. During October through December 2002, Camden acted as Placement Agent for the sale of 15% Convertible Notes pursuant to which Camden would be entitled to receive shares of the Company's common stock equal to 10% of the shares issued to investors upon conversion. During March 2003, one investor converted his note in the principal amount of $10,000 plus accrued interest into 50,370 shares, entitling Camden to receive 5,037 shares as a result.

On July 1, 2003, the Company granted to Camden Securities, Inc. 227,000 warrants to purchase its common stock pursuant to the Sales Agency Agreement in connection with the private placement of the Company's common stock at $0.30 per share conducted by Camden during April and May 2002. Camden sold 1,512,063 shares for the gross proceeds of $453,620. Pursuant to the Agreement, in addition to the cash compensation previously paid, Camden is entitled to receive 227,000 warrants exercisable at 120% of the offering price, or $0.36 per share, exercisable for a period of five years. The common shares issuable upon exercise carry piggy-back registration rights.

Issuance of Securities For Services, In Satisfaction of
Obligations, or for Assets

On November 1, 2002, the Company entered into an Independent Contractor Agreement with Donald Hejmanowski whereby Mr. Hejmanowski will provide Investor Relation services to the Company. Pursuant to the Agreement, in addition to his cash compensation, Mr. Hejmanowski will receive 20,000 shares of restricted common stock each month for a period of one year commencing the month of November, 2002. On June 17, 2003, the Company issued 120,000 shares of restricted common stock to Mr. Hejmanowski which represents the balance of shares due him under the Agreement.

During the three-month period ended June 30, 2003, the Company purchased from its President, Roger Mohlman inventory at his cost of $1,253,355. Mr. Mohlman received 15,666,934 shares of the Company's common stock for this product.

In addition during the three-month period ended June 30, 2003, the Company sold 1,151,875 shares of its common stock to entites controlled by Mr. Mohlman for $92,150

On July 9, 2003, the Company entered into a Research Analyst Agreement with Equitis Inc., a financial research services company, for the term of one year. In addition, to cash compensation to be paid during the term of the Agreement, Equitis received 50,000 shares of restricted common stock upon execution of the Agreement.

On July 21, 2003, the Company entered into a Consulting
Agreement with Redwood Consultants, LLC for a period ending
January 20, 2004. Pursuant to the Agreement, the Company issued Redwood 100,000 shares of common stock as a non-refundable Commencement Bonus. The shares are restricted against resale and carry piggy-back registration rights.

On August 1, 2003, the Company issued 62,400 shares of restricted common stock to an independent contractor who provided supervisory services to the Company in the areas of ordering, logistics and delivery. In addition to cash compensation the Company agreed to issue him shares of restricted common stock at the rate of 10,400 per month during the term of his engagement, November 2002 through April 2003.

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

---------------------------------------------------------------
SEC            Effective    Number of        Number of
Registration   Date of      securities       securities
Number         Registration issued under     remaining
               Statement    equity           available for
                            compensation     future issuance
                            plan             under equity
                                             compensation plans
                                             (excluding
                                             securities
                                             reflected in
                                             column (c))
---------------------------------------------------------------
(a)            (b)          (c)              (d)
---------------------------------------------------------------

333-103529     02/28/03     3,200,000 (1)    1,800,000
---------------------------------------------------------------


(1) Number of shares issued pursuant to this Registration
Statement as of June 30, 2003.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

On July 24, 2003, Thomas F. Krucker submitted his resignation from American Water Star, Inc.'s Board of Directors and his positions as Chief Financial Officer and Secretary/Treasurer. The Board of Directors elected Jerry Ludeman to fill the vacancy created by Mr. Krucker's resignation to serve until the next Annual Meeting of Shareholders or until his successor has been duly elected and qualified. The Board then appointed the following slate of officers to serve in the capacities set forth opposite their names:

     Roger Mohlman    Chief Executive and Financial Officer,
                      President and Treasurer

     Jerry Ludeman    Executive Vice President, Secretary

For additional information, please see the Company's Current
Report on Form 8-K filed with the SEC on July 31, 2003 containing a summary of Mr. Ludeman's background.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

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

    July 31, 2003     The Company filed a Form 8-K reporting
                      the resignation of Thomas F. Krucker and the appointment of Jerry Ludeman.

                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERICAN WATER STAR, INC.



                              By: /s/
                              Roger Mohlman
                              President and Chief Executive and
                              Financial Officer

                              Date:  August 14, 2003



   CERTIFICATION OF CHIEF EXECUTIVE AND FINANCIAL OFFICER

In connection with the accompanying Quarterly Report of American Water Star, Inc. (the "Registrant") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Roger Mohlman, Chief Executive and Financial Officer of the Registrant, certify that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the Registrant and have:

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

By: /s/
Roger Mohlman, Chief Executive and Financial Officer

August 14, 2003

                  CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Roger Mohlman, Chief Executive and Financial Officer of American Water Star, Inc. (the "Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the
"Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 14, 2003          By: /s/
                                Roger Mohman
                                Chief Executive and Financial Officer


