Form 10QSB
period 2003-09-30
AMERICAN WATER STAR  INC
filed 2003-11-18
CIK 1041580

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For Quarterly Period Ended: September 30, 2003

                  Commission file number 000-22785



                     AMERICAN WATER STAR, INC.
       (Exact name of registrant as specified in its charter)



         Nevada                                   87-0636498
 (State of incorporation)                     (I.R.S. Employer
                                             Identification No.)


4560 S. Decatur, Suite 301, Las Vegas, NV           89103
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

There are 62,053,204 shares of common stock issued and outstanding as of November 14, 2003.

PART 1 - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheet as of September 30, 2003........  3
          (Unaudited)

          Consolidated Statements of Operations for the Three-
          Month and Nine-Month Periods Ended September 30,
          2003 (Unaudited)...........................................  4

          Consolidated Statements of Cash Flows for the Nine-
          Month Period Ended September 30, 2003 (Unaudited)..........  5

          Notes to Consolidated Financial Statements................. 6-7

     Item 2. Management's Discussion and Analysis and Plan of
             Operation...............................................  8

     Item 3. Controls and Procedures.................................  9

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings....................................... 10

     Item 2. Changes in Securities................................... 10

     Item 3. Defaults Upon Senior Securities......................... 15

     Item 4. Submission of Matters to a Vote of Security Holders..... 15

     Item 5. Other Information....................................... 15

     Item 6. Exhibits and Reports on Form 8-K........................ 15

Signatures........................................................... 16

Certifications..................................................... 17-18

                PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

       AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
            (formerly American Career Centers, Inc.)

                  CONSOLIDATED BALANCE SHEET
                        (Unaudited)

                     September 30, 2003


                           ASSETS
                           ------

CURRENT ASSETS
Cash                                          $   454,925
Accounts receivable                             1,426,831
Inventories                                     2,302,031
                                              -----------

Total Current Assets                            4,183,787

PROPERTY & EQUIPMENT - net of accumulated
  depreciation of $500,389                      5,253,219

Deposits/Other                                     68,127
                                              -----------

TOTAL ASSETS                                  $ 9,505,133
                                              ===========


             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES
Accounts payable and other accrued expenses   $   285,251
Payable to affiliates                              45,531

                                              -----------
Total Current Liabilities                         330,782
                                              -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value,
20,000,000 shares authorized                           --
Series A preferred convertible stock,
6,000,000 shares authorized                            --
Common stock, $.0001 par value,
150,000,000 shares authorized,
58,261,142 shares issued and outstanding            5,826

Additional paid in capital                     12,264,975
Stock issued for future services               (1,157,280)
Accumulated deficit                            (1,939,170)
                                              -----------

Total Shareholders' Equity                      9,174,351
                                              -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 9,505,133
                                              ===========



   See accompanying notes to consolidated financial statements.

        AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
            (formerly American Career Centers, Inc.)

             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                              For the       For the
                                           Nine Months       Three
                                              Ended          Months
                                          September 30,  Ended September
                                               2003         30, 2003


NET SALES                                 $ 3,175,814     $ 1,411,172

COST OF SALES                               1,426,899         417,461
                                          -----------     -----------

GROSS PROFIT                                1,748,915         993,711
                                          -----------     -----------

OPERATING EXPENSES
General, administrative and selling
expenses                                    1,374,576         887,593
Consulting and legal services for stock     1,461,638         502,659
Depreciation and amortization                 188,445          60,999
                                          -----------     -----------

Total Operating Expenses                    3,024,659       1,451,251
                                          -----------     -----------

Loss from operations before interest
expense                                    (1,275,744)       (457,540)

Interest expense                               86,126          26,333
                                          ------------    ------------

NET LOSS                                  $(1,361,870)    $  (483,873)
                                          ============    ============

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED                               $     (.03)    $     (.01)
                                          ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED            47,960,625      54,906,495
                                          ============    ============


   See accompanying notes to consolidated financial statements.

        AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
            (formerly American Career Centers, Inc.)

             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Unaudited)

                                                         For the
                                                       Nine Months
                                                     Ended September
                                                        30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                              $ (1,361,870)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                              511,468
Interest expense paid with shares of common stock           86,126
Stock issued for services                                  741,045
Warrants for services                                      689,000

Decrease (increase) in assets:
Accounts receivable                                     (1,338,160)
Notes receivable                                            60,000

Inventories                                                165,539
Deposits                                                   (64,628)

Increase in liabilities:
Accounts payable and accrued expenses                       50,036
                                                      -------------

Net Cash Used In Operating Activities                     (461,444)
                                                      -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of Assets                                         (60,850)
                                                      -------------

Net Cash Used In Investing Activities                      (60,850)
                                                      -------------


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of common stock                     602,362
Net proceeds from notes from related parties               238,867
Net proceeds on convertible bonds                           50,000
                                                      -------------

Net Cash Provided By Financing Activities                  891,229
                                                      -------------

NET INCREASE IN CASH                                       368,935

CASH - BEGINNING OF PERIOD                                  85,990
                                                      -------------

CASH - END OF PERIOD                                  $    454,925
--------------------                                  =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

  During the quarter ended June 30, 2003, a shareholder and officer exchanged inventory with predecessor cost of $1,253,355 for 15,666,934 shares of common stock, the fair value of the shares issued.

  During the nine months ended September 30, 2003, the Company converted $254,457 of notes payable - related party into 1,828,153 shares of common stock. The notes were held by a principal shareholder or entities directly or indirectly controlled by the shareholder.

  During the first quarter of 2003 the Company cancelled a consulting agreement that resulted in the elimination of future cost of $636,400 related to the issuance of shares. The reduction of the future cost was recorded as an offset to paid in capital.

  During the nine months ended September 30, 2003 the Company recorded cost related to future services resulting from the issuance of 6,090,492 common shares valued at $1,898,325. During the nine months ended September 30, 2003 the Company expensed $741,045 of these costs.

  During the nine months ended September 30, 2003 the Company converted principal and related intertest totalling $743,482 on its convertible notes into 2,363,205 shares of common stock.

    See accompanying notes to consolidated financial statements.

       AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
          (Formerly American Career Centers, Inc.)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF September 30, 2003
                         (UNAUDITED)


(A) Interim Presentation
------------------------

The consolidated financial statements as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December
31, 2002.


(B) Equipment at Vendors
------------------------

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

The equipment at vendors is located at vendor facilities in Tustin, California, Portland, Oregon, Chicago, Illinois and
Hialeah, Florida.

(C) Equipment Available for Installation (included in Equipment at Vendors)
---------------------------------------------------------------------------

As the Company expands its sales distribution network and identifies strategic vendors in new market localities, it plans to enter into equipment at vendor agreements. Currently, equipment available for installation is located in San
Bernardino, California and Afton, Wyoming.

(D)  RELATED PARTY TRANSACTIONS
-------------------------------

During the first quarter of 2003, the Company exchanged $162,307 of demand notes payable into 676,278 shares of common stock.
The notes were held by the largest shareholder who is an officer and director and were converted at the fair market value of the Company stock at the time of conversion.

During the quarter ended June 30, 2003, the largest shareholder who is an officer and director exchanged inventory with predecessor cost of $1,253,355 for 15,666,934 shares of common stock, the fair value of the shares issued.

During the quarter ended June 30, 2003, the Company sold
1,151,875 shares of common stock to entities controlled by the largest shareholder who is an officer and director for $92,150, the fair value of the shares sold.

During the quarter ended June 30, 2003, a major shareholder, who is a former officer and former director of the Company, became a master distributor for the Company. This distributor purchased $448,449 and $1,204,916 of the Company's products representing 32% and 37% of the Company's sales for the three and nine month periods ended September 30, 2003, respectively. As of September 30, 2003, the related accounts receivable amount was $650,561 or 46% of total accounts receivable outstanding.

Product sold to this distributor for $29,466 during the second quarter of 2003 was returned during the third quarter. Third quarter sales to this distributor are net of this return.

       AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
          (Formerly American Career Centers, Inc.)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF SEPTEMBER 30, 2003
                         (UNAUDITED)


(E)  ISSUANCES OF COMMON STOCK
------------------------------

During the nine-month period ended September 30, 2003, the Company issued 6,090,492 shares of its common stock and warrants to purchase 1,700,000 common shares for consulting and legal services of $2,587,325. As of September 30, 2003, the Company had deferred consulting costs of $1,157,280 related to these contracts which is reflected in equity as stock issued for future services. The value of the shares and warrants issued for services was based on the market price of the shares issued.

During the three months ended September 30, 2003 holders of the Company's convertible notes converted principal and interest of $632,990 and $100,492 into 2,524,605 shares of the Company' common stock.

During the third quarter of 2003,the Company sold 1,487,640 units, each of which consists of one share of common stock and one warrant to purchase one share of common stock at $.0525 per share. The total net proceeds of this offering was $465,901. At September 30, 2003 the Company had received payment for 653,210 units in the amount of $188,612. The balance of the proceeds of this offering were received in October 2003. Also in the third quarter of 2003 the Company sold 1,330,750 shares of common stock for net proceeds of $402,500.

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

(F)  ACCOUNTS RECEIVABLE FACTORING AGREEMENT
--------------------------------------------

During the second quarter of 2003, the Company entered into an accounts receivable factoring agreement. The amount of receivables that can be financed under the agreement is unspecified and any amounts advanced under the agreement are secured by the personal guarantee of a major shareholder who is also an officer and director of the Company. Under the terms of the agreement the Company receives an initial advance of 80% of the assigned receivable. The financing charge that the lender charges is variable based on the time required to collect the receivable. The total annualized interest that will be charged cannot exceed 15%. The lender is allowed to determine an amount to withhold as a reserve against the collection of receivable. Receivables are sold with recourse. During the three month period ended September 30, 2003, the Company factored $209,129 of its receivables.

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

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form
10-QSB for the three-month and nine-month periods ended September 30, 2003.

RESULTS OF OPERATIONS

Revenues.

For the three and nine month periods ending September 30, 2003, net sales were $1,411,172 and $3,175,814, respectively. Net sales for the three month period ended September 30, 2003 increased $432,609 (45%) over the previous three month period. Sales promotion costs,which are recorded as a reduction of sales, were $319,861 in the current quarter compared to none in the previous quarter and $378,525 for the nine month period. The increase in net sales resulted from an increase in quantity of products sold as we had no increase in prices charged to our customers. We use free product and other promotional strategies to develop our brand recognition. We expect to incur promotional costs in the near future at levels similar to the third quarter of 2003.

Gross Profit.

Gross profit was $993,711 (55% of net sales) and $1,748,915 (71% of net sales) during the three and nine month periods ended September 30, 2003, respectively. Gross profit for the third quarter increased $652,060 (191%) from the previous quarter. This improvement results from efficiencies and improved pricing from our bottlers. Increased production also resulted in more beneficial prices on certain of our raw materials.

Operating Expenses.

General, administrative and selling expenses were $1,374,576 and $887,593 during the nine and three month periods, respectively. Third quarter expenses increased $664,104 (298%) from the prior quarter. This increase results primarily from the costs necessary to implement our infrastructure necessary to accomodate our current and expected future growth in sales.

Consulting and legal services for stock were $1,461,638 and $502,659 during the nine and three month periods, respectively. Third quarter costs increased $420,784 (514%) from the prior quarter, again as a result of our development of the infrastructure necessary for our current and future growth.

Liquidity and Capital Resources.

To date our cash requirements were met through the proceeds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services.

At September 30, 2003 our working capital was $3,853,005, an increase of $1,481,981 (63%) from June 30, 2003. During the third quarter, our cash balance increased $411,028 to $454,925 at September 30 and our total liabilities decreased $902,708 to $330,782. These improvements result from the proceeds from the sale of securities and from the conversion of notes payable and related accrued interest into common stock.

We believe that existing capital and anticipated funds from operations will be sufficient to sustain operations and planned development for existing and anticipated sales of bottled beverage products for the rest of 2003.

We are exploring the Mini-Sip category in the beverage industry. Mini-Sip is a plastic bag containing juice and other beverage types. We have developed a line of no sugar products for our Mini-Sip program, and are discussing this product line with several potential customers. We do not currently have any agreements to supply this product to any of our customers.

We have made no capital commitments to this product line, however we believe that it will require greater capital than our traditional products as we will be required to produce these products in our own managed facilities.

If we pursue expansion, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

We anticipate increasing cash flow and growth over the rest of 2003 and into 2004. Our lack of operating history in this industry makes predictions of future operating results difficult to ascertain, however, our projections are consistent with our plan. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. We have made strides since the last filing to increase our core of geographically located packers which takes a big step forward to assist in achieving our goals.

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

ITEM 3.   CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our Company to disclose material information otherwise required to be set forth in our reports.

(b)  Changes in internal controls.

There was no change in our internal control over financial reporting during the period convered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The Company was previously engaged in an action filed in the Superior Court of California, County of Orange, on September 20, 2002 by Feldhake, August & Roquemore LLP for alleged non-payment of legal fees for services rendered to the Company's predecessor, American Career Centers, Inc. In lieu of litigation, the parties entered into a Settlement Agreement on December 18, 2002. The Settlement Agreement provides, among other things, that the Company will pay to the plaintiff $120,000, with $20,000 to be paid upon execution of the Settlement Agreement and $10,000 to be paid every month until the balance is paid in full commencing January 1, 2003. Each party will bear its own costs and attorneys' fees in connection with all matters reserved by the Settlement Agreement. On May 8, 2003, the parties amended the Settlement Agreement to reduce the monthly payment to $5,000. On plaintiff's receipt of good and sufficient funds in full and timely satisfaction, plaintiff shall file a Request for Dismissal, with prejudice, of the Complaint.

ITEM 2.   CHANGES IN SECURITIES

Note Conversions

During the year ended December 31, 2002 and the quarter ended March 31, 2003, the Company had conducted 4 private placements of Convertible Notes. As of September 30, 2003, all purchasers of the notes had converted the principal and accrued interest into shares of common stock, resulting in the issuance of 2,414,452 shares and the cancellation of debt in the amount of $745,154.96, consisting of principal and accrued interest. Camden Securities, Inc. received 119,251 shares as additional compensation, which represented 10% of the number of shares issued upon conversion in connection with the offerings conducted by it. Each of the note offerings and the number of shares issued upon conversion are detailed as follows.

1. From August 10, 2002 to October 1, 2002, the Company conducted an offering of 10% Convertible Notes through its Registered Sales Agent, Camden Securities, Inc., in the aggregate principal amount of $177,990 to 13 accredited investors. The notes accrued interest from the date of issuance at the rate of 10% per annum. The outstanding principal amount, together with all accrued interest was convertible at the conversion price of 30% discount of the bid price per share on the trading day immediately preceding the date of conversion into shares of common stock with a floor price of $0.20 and a maximum conversion price of $0.40 per share. The maximum $0.40 conversion price was only valid if the bid price was less than $1.00. At September 30, 2003, all 13 notes and accrued interest had been converted. The Company issued a total of 545,337 shares to the Note holders and 54,534 shares to Camden.

2. From October 17, 2002 to December 27, 2002, the Company conducted an offering of 15% Convertible Notes through its Registered Sales Agent, Camden Securities, Inc., in the aggregate principal amount of $190,000 to 17 accredited investors. The notes accrued interest from the date of issuance at the rate of 15% per annum. The outstanding principal amount, together with all accrued interest was convertible at the conversion price of 30% discount of the bid price per share on the trading day immediately preceding the date of conversion into shares of common stock with a floor price of $0.20 and a maximum conversion price of $0.40 per share. The maximum $0.40 conversion price was only valid if the bid price was less than $1.00. At September 30, 2003, all 17 notes and accrued interest had been converted. The Company issued a total of 596,800 shares to the Note holders and 59,680 shares to Camden.

3. From September 25, 2002 to December 31, 2002, the Company sold 25% Convertible Notes in the aggregate principal amount of $225,000 to 13 accredited investors. Interest accrued at the rate of 25% per annum. Commencing 4 months after issuance of the Note, the outstanding principal amount, together with all accrued interest, may be converted at the adjusted conversion price of $0.25 per share. At September 30, 2003, all 13 notes and accrued interest had been converted. The Company issued a total of 1,106,588 shares to the Note holders.

4. On March 1, 2003, the Company commenced an offering of 10% Convertible Notes pursuant to which only one Note was sold in the principal amount of $50,000 to one accredited investor. Interest accrues at the rate of 10% per annum. Commencing 2 months after issuance of the Note, the outstanding principal amount, together with all accrued interest, may be converted at the conversion price of 50% discount to the previous 5-day average closing price per share into shares of common stock, provided, however, that in no event shall the conversion price be less than $0.25 or greater than $1.00. On August 26, 2003, the Note holder converted the principal and accrued interest into 165,727 shares of common stock.

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

On October 4, 2003, the Company issued an additional 200,000 shares of restricted common stock to Camden Securities, Inc. Because conversions of all the Convertible Notes issued by the Company pursuant to private placements conducted in 2002 were completed by September 30, 2003 and the Company was able to retire its long-term debt related thereto, the Company rewarded Camden this stock bonus for assisting it during the conversion process.

Recent Sales of Unregistered Securities

On September 9, 2003, the Company sold 65,000 shares of its common stock to one accredited investor for the purchase price of $22,500 in reliance on Sections 4(2) and/or 3(b) of the Act, based upon his being the sole offeree, his relationship to the Company, his accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On September 23, 2003, the Company sold 285,750 shares of its common stock to one accredited investor for the purchase price of $100,000 in reliance on Sections 4(2) and/or 3(b) of the Act, based upon his being the sole offeree, his relationship to the Company, his accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On September 28, 2003, the Company sold 700,000 shares of its common stock to one accredited investor for the purchase price of $210,000 in reliance on Sections 4(2) and/or 3(b) of the Act, based upon his being the sole offeree, his relationship to the Company, his accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On October 1, 2003, the Company sold a total of 160,700 shares of its common stock to 3 accredited investors for the aggregate purchase price of $65,000 in reliance on Sections 4(2) and/or 3(b) of the Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On October 6, 2003, the Company sold 71,450 shares of its common stock to one accredited investor for the purchase price of $25,000 in reliance on Sections 4(2) and/or 3(b) of the Act, based upon his being the sole offeree, his relationship to the Company, his accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On October 16, 2003, the Company sold a total of 271,450 shares of its common stock to 2 accredited investors for the aggregate purchase price of $75,000 in reliance on Sections 4(2) and/or 3(b) of the Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

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

On August 15, 2003, the Company entered into a Common Stock Purchase Agreement with SSJ Enterprises, LLC, a New York limited liability company, whereby SSJ will purchase up to 8,000,000 shares of the Company's common stock at the purchase price of twenty-five cents ($0.25) per share in six traunches in amounts and on the dates set forth in the Agreement. The Agreement provides SSJ with a 15 day grace period to purchase the shares on the dates and in the amounts set forth in the Agreement and should it fail to purchase such shares prior to the expiration of the grace period, its right to purchase the shares contained in that traunch and any remaining shares purchasable under the Agreement shall terminate. As of September 2, 2003, SSJ had purchased a total of 280,000 shares for the purchase price of $70,000 and failed to purchase the remaining shares under Traunch 1 prior to the expiration of the grace period. The Company exercised its rights under the Agreement and terminated the Agreement on October 24, 2003.

On August 20, 2003, the Company commenced a private placement of Units, each Unit consisting of one share of common stock and one common stock purchase warrant, conducted by its Registered Placement Agent, Camden Securities, Inc. Each Unit was priced at a 30% discount to the closing bid price of the Company's common stock on the day of the investment by the purchaser and the number of shares and warrants to be issued was calculated at the offering price on such date. Each warrant is exercisable for a period of two years from the date of purchase at the exercise price of 150% of the purchase price. The offering closed on September 24, 2003, and the Company sold 1,258,910 Units totaling $451,114.55 to 35 accredited investors. The Company received a total of $392,102.79 after paying commissions and costs of the offering. Under the terms of the Placement Agent Agreement, in addition to its cash compensation, Camden Securities is entitled to receive shares of the Company's common stock equal to 10% of the number of Units sold by it. Camden was issued 125,891 shares of restricted common stock.

On September 24, 2003, the Company commenced a private placement of Units, each Unit consisting of one share of common stock and one common stock purchase warrant at the purchase price of $0.35 per Unit. Each warrant is exercisable for a period of two years from the date of purchase at the exercise price of $0.525. The offering closed on October 31, 2003, and the Company sold 1,487,640 Units totaling $520,675 to 35 accredited investors. The offering was conducted by the Company and no commissions were paid.

The above sales were made in reliance upon the private offering exemptions contained in Rule 506 of Regulation D of the Act. Each investor represented that he/she/it were acquiring the securities for investment purposes only and not with a view to distribute. Each investor further represented that he/she/it
(a) has such knowledge and experience in financial and business matters and is capable of evaluating the merits and risks of the investment, (b) is able to bear the complete loss of the investment, and (c) has had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information. Each investor further represented to the Company that he/she/it was an "accredited investor" as such term is defined in Rule 501 of the Securities Act.

Issuance of Securities For Services
or In Satisfaction of Obligations

On July 9, 2003, the Company entered into a Research Analyst Agreement with Equitis Inc., a financial research services company, for the term of one year. In addition, to cash compensation to be paid during the term of the Agreement, Equitis received 50,000 shares of restricted common stock upon execution of the Agreement.

On July 10, 2003, the Company agreed to compensate two consultants for consulting services to be provided to the Company from July 10, 2003 through September 30, 2003. Each consultant received 50,000 shares of restricted common stock and were granted piggy-back registration rights.

On July 21, 2003, the Company entered into a Consulting Agreement with Redwood Consultants, LLC for a period ending January 20, 2004. Pursuant to the Agreement, the Company issued Redwood 100,000 shares of common stock as a non-refundable Commencement Bonus. Further, the Agreement provides for the issuance of 100,000 shares of common stock per month commencing August 21, 2003 along with a warrant to purchase 100,000 shares of common stock. As of the date of this Report, Redwood has been issued a total of 400,000 shares and warrants to purchase (i) 100,000 shares at the exercise price of $0.25,
(ii) 100,000 shares at the exercise price of $0.50, and (iii) 100,000 shares at the exercise price of $0.75. The warrants are exercisable from the date of grant until December 31, 2004. The shares and the shares issuable upon warrant exercise are restricted against resale and carry piggy-back registration rights.

On August 22, 2003, the Company granted VistaQuest, Inc.
warrants to purchase 500,000 shares of the Company's common stock at the exercise price of $0.35 per share expiring on December 31, 2004. The shares issuable upon exercise carry piggy-back registration rights. Under the letter agreement between the Company and VistaQuest, VistaQuest assists the Company in identifying specific markets for its products.

On September 22, 2003, the Company issued J.A.S. Commercial Corporation 300,000 shares of restricted common stock in accordance with the Asset Based Financing Agreement between the Company and J.A.S. Pursuant to the Agreement, J.A.S. received the shares as a consulting fee for assisting the Company in obtaining a credit facility with Sun Capital.

On September 22, 2003, the Company issued 125,000 shares of restricted common stock to The Research Works, Inc., an independent research firm, pursuant to a one-year Research Analyst Agreement under which The Research Works will prepare and equity research report on the Company posted on its website and updated monthly.

On September 29, 2003, the Company entered into an Agreement with Steve Rosner under which he will provide financial and marketing advice to the Company. The Agreement is for a period of 5-years and may be cancelled at anytime upon a 5-day written notice by either party. Pursuant to the Agreement the Company granted Mr. Rosner a warrant to purchase 700,000 shares of the Company's common stock at the exercise price of $0.40 per share, expiring on October 1, 2008. The shares issuable upon exercise carry piggy-back registration rights. The warrants were deemed earned upon execution of the Agreement.

On October 9, 2003, the Company entered into a Consulting Agreement with MJ Holdings, Inc. under which MJ Holdings was issued 150,000 shares of restricted common stock as payment for its agreement to consult to the Company for a period of two years.

On October 9, 2003, the Company entered into a Consulting Agreement with First Advisory LLC under which First Advisory was issued 150,000 shares of restricted common stock as payment for its agreement to consult to the Company for a period of two years.

On October 8, 2003, the Company issued a total of 8,500 shares of restricted common stock to 3 persons in exchange for services valued at $5,147.88.

On October 1, 2003, the Company issued 9,000 shares of restricted common stock to one person in consideration for services relating to the preparation of marketing material to be provided during the months of October, November and December
2003.

On October 1, 2003, the Company issued 50,000 shares of restricted common stock to one person in consideration for financial representation services to be provided during the months commencing October 1, 2003 and ending February 4, 2004.

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

SEC             Effective     Number of         Number of securities
Registration    Date of       securities        remaining available
Number          Registration  issued under      for future issuance
                Statement     equity            under equity
                              compensation      compensation plans
                              plan              (excluding
                                                securities reflected
                                                in column (c))
--------------------------------------------------------------------
(a)             (b)           (c)               (d)
--------------------------------------------------------------------
333-103529      02/28/03      4,900,000 (1)     1,800,000
--------------------------------------------------------------------

(1) Number of shares issued pursuant to this Registration
Statement as of September 30, 2003.  During the quarter ended
September 30, 2003, 1,437,500 of these shares were issued to 7 persons who provide consulting or legal services to the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

(a) On July 24, 2003, Thomas F. Krucker submitted his resignation from American Water Star, Inc.'s Board of Directors and his positions as Chief Financial Officer and Secretary/Treasurer. The Board of Directors elected Jerry Ludeman to fill the vacancy created by Mr. Krucker's resignation to serve until the next Annual Meeting of Shareholders or until his successor has been duly elected and qualified. The Board then appointed the following slate of officers to serve in the capacities set forth opposite their names:

     Roger Mohlman  Chief Executive and Financial Officer,
                    President and Treasurer

     Jerry Ludeman  Executive Vice President, Secretary

     For additional information, please see the Company's
     Current Report on Form 8-K filed with the SEC on July 31,
     2003 containing a summary of Mr. Ludeman's background.

(b) On September 30, 2003, the Board of Directors approved the engagement of Kelly & Company as its independent auditors to audit the books and records of the Company for the fiscal year ended December 31, 2003, replacing Weinberg & Co., P.A., who resigned on August 18, 2003.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

(b) Reports on Form 8-K

      July 31, 2003    The Company filed a Form 8-K reporting
                       the resignation of Thomas F. Krucker and the appointment of Jerry Ludeman.

      August 25, 2003  The Company filed a Form 8-K announcing
                       the resignation of its certifying public accountant, Weinberg & Company, and the interim appointment of Kelly & Company limiting the scope of its engagement solely to the requisite review of the Company's second quarter financial statements.

      October 6, 2003  On September 30, 2003, the Company
                       engaged the firm of Kelly & Company, of
                       Costa Mesa, California, as independent
                       accountants for the Company.


                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERICAN WATER STAR, INC.



                              By:/s/
                              Roger Mohlman
                              President and Chief Executive and
                              Financial Officer

                              Date:  November 17, 2003

                          CERTIFICATION

     I, Roger Mohlman, certify that:

     1. I have reviewed this Quarterly Report for the period ended September 30, 2003 of American Water Star, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  November 17, 2003


/s/Roger Mohlman
Chief Executive and Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Roger Mohlman, Chief Executive and Financial Officer of
American Water Star, Inc. (the "Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November 17, 2003        /s/ Roger Mohlman
                                Chief Executive and Financial Officer


