Form 10KSB
period 2003-12-31
AMERICAN WATER STAR  INC
filed 2004-04-14
CIK 1041580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
       1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

                        Commission file number: 000-22785

                            AMERICAN WATER STAR, INC.
                 (Name of small business issuer in its charter)


                  NEVADA                                    87-0636498
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)


       4560 S. DECATUR, SUITE 301, LAS VEGAS, NEVADA          89103
         (Address of principal executive offices)            Zip Code

       Issuer's telephone number, including area code: (702) 740-7036

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

       State issuer's revenue for its most recent fiscal year: $2,664,088

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 13, 2004: $ 66,191,983.

      State the number of shares outstanding of common stock, as of April 13, 2004: 75,945,424.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      None.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

                                TABLE OF CONTENTS

                                     PART I

                                                                          PAGE
ITEM 1.         Description of Business
ITEM 2.         Description of Property
ITEM 3.         Legal Proceedings

ITEM 4.         Submission of Matters to a Vote of Security Holders

                                     PART II

ITEM 5.         Market for Common Equity and Related Stockholder Matters
ITEM 6.         Managements' Discussion and Analysis and Plan of Operation
ITEM 7.         Financial Statements
ITEM 8.         Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure

ITEM 8A.        Controls and Procedures

                                    PART III

ITEM 9.         Directors and Executive Officers of the Registrant
ITEM 10.        Executive Compensation
ITEM 11.        Security Ownership of
                 Certain Beneficial Owners and Management
ITEM 12.        Certain Relationships and Related Transactions
ITEM 13.        Exhibits and Reports on Form 8-K
ITEM 14.        Principal Accountant Fees and Services
Signatures
Certifications

                                                                PART I

ITEM 1. DESCRIPTION OF BUSINESS

American Water Star, Inc. ("AMWS"), with its administrative offices located in Las Vegas, Nevada, operates as a holding company of entities and brands engaged in the beverage industry. Our products and brands are licensed and developed in-house.

Our main objective is to position the Company to sell our products directly to major national chains and food service channels. We are actively developing the systems and national production capability to service these types of accounts.

Our beverage products are sold by the truckload, principally to distributors, who, in turn sell to retail stores, corner grocery stores, convenience stores, schools and other outlets. A truckload consists of 20 pallets holding 72 cases per pallet. Each case holds 24 16-ounce bottles. Each truckload consists of 1,440 cases.

BUSINESS DEVELOPMENT

AMWS was incorporated as American Career Centers, Inc., in the State of Nevada on June 15, 1999. AMWS was formed as a holding company for the acquisition of information technology career training centers and related businesses. Effective December 3, 1999, AMWS acquired 100% of the outstanding shares of Tunlaw International Corporation, a publicly-held reporting company, in exchange for an aggregate of 200,000 shares of common stock, with Tunlaw becoming a wholly-owned subsidiary. With the completion of this acquisition, AMWS became the successor issuer to Tunlaw, and retained public company reporting status under the Securities Exchange Act of 1934 (the "Exchange Act"). Tunlaw has had no operations to date and is inactive.

On May 7, 2002, we changed our name to "American Water Star, Inc." to reflect the significant change in our character and strategic focus relating to our water bottling and distribution business.

Acquisition of American Distribution & Packaging, Inc.

On December 23, 2002, we completed the acquisition of American Distribution & Packaging, Inc., a privately-held Nevada corporation ("AD&P"), pursuant to an Acquisition Agreement dated December 23, 2002. Pursuant to that Agreement, AD&P exchanged 100% of its outstanding common stock for 5,200,000 newly issued shares of our common stock. Upon completion of that acquisition, AD&P became a wholly-owned subsidiary of the Company.

Although the consideration exchanged in the Acquisition was not negotiated at "arms-length," our directors and executive officers deemed it reasonable based on certain criteria such as the valuation of the assets of AD&P ; AD&P's current and historical business operations; the potential of AD&P ; and the potential benefit to our stockholders. Our directors determined that the consideration for the exchange was reasonable, under these circumstances.

AD&P is developing a packaging process that will be an alternative to traditional plastic bottles, glass containers and aluminum cans. This process requires alternative manufacturing and distribution coordination as compared to traditional bottling procedures.

All of the equipment owned by AD&P is designed to be used in the production of bottled beverages; accordingly, it was transferred as a dividend to AMWS in early 2003.

The Board of Directors of AMWS, on December 31, 2003, resolved to spin off AD&P to our stockholders as a stock dividend. This is expected to occur during 2004. The spin-off of AD&P will have no effect on our historical financial statements, as AD&P has no assets or liabilities, and had no sales and only nominal expenses through December 31, 2003.

Our management expects that AD&P will acquire equipment and commence operations prior to the effective date of the spin-off.

Our Board of Directors believes that AD&P will be better able to achieve its corporate objectives as a stand-alone entity.

Acquisition of All-Star Beverages, Inc.

On December 24, 2002, we completed the acquisition of All-Star Beverages, Inc., a privately-held Nevada corporation ("All-Star"), pursuant to an Acquisition Agreement dated as of September 6, 2002. Pursuant to that Agreement, All-Star exchanged 100% of its outstanding common stock for 12,645,824 newly issued shares of our common stock. Upon completion of that acquisition, All-Star became a wholly-owned subsidiary of the Company.

Although the consideration exchanged in the Acquisition was not negotiated at "arms-length," our directors and executive officers deemed it reasonable based on certain criteria such as the valuation of the assets of All-Star; All-Star's current and historical business operations; the potential of All-Star; and the potential benefit to our stockholders. Our directors determined that the consideration for the exchange was reasonable, under these circumstances.

All-Star is now our operating entity. We have contractual relationships with various independent distributors, brokers, both single and multi-location retail operations, and governmental agencies throughout the United States.

As a result of the acquisitions, the former stockholders of All-Star and AD&P became the controlling stockholders of AMWS. The accompanying financial statements and descriptions relate only to All-Star and AD&P.

PRINCIPAL PRODUCTS

As of December 2003, our product line includes four branded beverages: Geyser Fruit, Geyser Sport, Geyser Fruta, and Hawaiian Tropic. We offer Geyser Sport in eight different fruit flavored waters: Cherry, Peach, Wildberry, Cranberry Raspberry, Strawberry Kiwi, Kiwi Watermelon, Cherry Lime, and Lemonade. Under the Geyser Fruta label, we offer Mango, Jamaica, Tamarindo, and Kiwi Melon.

Our Hawaiian Tropic products feature sugar-free, no carbohydrate, caffeine-free, sodium-free tropical drinks in the following flavors: Strawberry Kiwi, Lemon Lime, Orange Guava, and Pineapple Grapefruit.

We believe that our products take advantage of major trends in the beverage industry. Increasingly, consumers want healthy, refreshing drinks. In fact, because of the passage of SB-19 in California (The Pupil Nutrition, Health, and Achievement Act of 2001), which prohibits the sale of carbonated beverages in elementary schools and establishes nutrient standards, schools in California are now banning the sugared, carbonated beverages that have been the mainstay of Coca Cola(R) and Pepsi Cola(R). We believe our great tasting, new zero sugar, zero calorie, flavored water beverages have positioned us to capture a large share of the market for healthy flavored waters.

PRODUCTION AND DISTRIBUTION

Our product brands are both licensed and developed in-house, and bottled in strategic locations throughout the country. Through December 31, 2003, all of our products have been produced by third-party bottling plants. In January of 2004, we commenced a program to operate our own bottling plants. The first of these plants, to be located in Jacksonville, Florida, is currently expected to start bottling our products in the second quarter of 2004.

We sell our products through a nationwide network of brokers, and directly to distributors and customers. Our distributors sell to retail stores, corner grocery stores, convenience stores, schools, and other outlets. The customers to whom we sell directly include single and multi-location retail operations and governmental agencies.

COMPETITION

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing, and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will concentrate on marketing our products in favor of those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets. Competitive pressures in the alternative, energy, and functional beverage categories could cause our products to be unable to gain market share, to lose market share, or we could experience price erosion, any of which events could have a material adverse affect on our business and results.

SOURCES AND AVAILABILITY OF RAW MATERIALS

We purchase beverage flavors and the raw materials used in our packaging and labeling from independent suppliers located in the United States. We are dependent on the ability of our suppliers to provide products on a timely basis and on favorable pricing terms. Our goal is to ensure that the raw materials used in the manufacture and packaging of our products, including flavors, bottles, caps, labels, and boxes, are readily available from two or more sources. Accordingly, we have engaged in developing strategic partnerships in these critical supply areas, although, as of the date of this Annual Report, we have not yet entered any material strategic partnerships.

DEPENDENCE ON THIRD-PARTIES

We are dependent on third-party water bottling companies and bottle makers. In our 2002 and 2003 fiscal years, products purchased from our three largest suppliers accounted for approximately 70% and 95%, respectively, of product purchases. We are dependent on the ability of our supplier to provide products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on us. We believe that our relationship with our suppliers is satisfactory.

COPYRIGHTS, TRADEMARKS AND LICENSES

On January 1, 2003, we entered into a Trademark and Design License Agreement with Tanning Research Laboratories, Inc. ("Tanning"), granting us authorization to use the trademarked name, "Hawaiian Tropic." Under the Agreement, Tanning licensed us to produce, market, and sell, on an exclusive basis in the United States and Canada, items that bear the Hawaiian Tropic trademark for a period of three years. In consideration, we agreed to pay Tanning a royalty of four percent of invoice sales (net of shipping and sales taxes), payable each quarter. The Agreement calls for guaranteed minimum royalties in the amounts of $40,000 for the first year, $120,000 for the second year, and $200,000 for the third year. The Agreement has a three-year renewal option, contingent on our meeting minimum sales amounts under the Agreement and if renewed, the minimum royalties will be $200,000 year.

GOVERNMENTAL REGULATION

Flavored and bottled waters are subject to a number of strict federal, state, and industry regulations. These serve to ensure that products are consistent in public safety and quality. The United States Food and Drug Administration ("FDA") regulates flavored and bottled water as a packaged food product. Flavored and bottled waters also must meet state regulations that, in some cases, are more stringent than the prevailing FDA and Environmental Protection Agency standards. The FDA also regulates the labeling of our products. We have not encountered any regulatory action as a result of our operations, and no such action is anticipated.

INVESTMENT IN TECHNOLOGY

We are committed to using technology to meet our business objectives and to keep our operating costs as low as possible. We have installed EDI, a state-of-the-art software inventory management and tracking system, which is mandatory when dealing with the type of large accounts to which we intend to supply our products. Further, we believe that EDI will enable us to speed the processing of orders, from raw materials purchasing to plant operations. This will become more important as we move to having national production capability with plants capacity nationwide.

We have also completed a company website with a feature reflecting where our products are being sold which can be accessed at www.americanwaterstar.com.

COMPLIANCE WITH ENVIRONMENTAL LAWS

Other than normal cleaning and sanitation supplies, our business does not involve the use, handling, storage, and disposal of potentially toxic substances or wastes. Accordingly, we are not subject to regulation by federal, state, and local authorities establishing requirements for the use, management, handling, and disposal of these materials and health and environmental quality standards, liability related to those standards, and penalties for violations of those standards. Compliance with environmental laws, ordinances, and regulations has not had, and we do not expect such compliance to have, a material adverse effect on our business, financial condition, or results of operation.

EMPLOYEES

As of April 2004, we had 12 full-time employees. In addition, we have contractual arrangements with three independent contractors to provide administrative services to us, and three persons who receive commissions for the sale of our products. Management believes our future success will depend in large part upon our ability to attract and retain qualified employees. We have no collective bargaining agreements with its employees and believe our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its corporate headquarters at 4560 S. Decatur Blvd., Suite 301, Las Vegas, Nevada 89103. We lease approximately 4,000 square feet of office space under a non-cancelable lease, expiring in April 2008. The minimum monthly rental for the premises is approximately $8,700, plus standard, ancillary charges, such as property taxes, insurance, and certain operating expenses applicable to the leased premises. The lease is subject to annual rent increases at a rate of four percent per annum.

The Company maintains its warehouse space and its accounting department 4545 Cameron Street, Suites A and B, Las Vegas, Nevada 89103. We lease approximately 11,000 square feet of warehouse and 4,000 square feet of office space under a non-cancelable lease, expiring in October 2006. The minimum monthly rental for the premises is approximately $8,900, plus standard, ancillary charges, such as property taxes, insurance, and certain operating expenses applicable to the leased premises. The lease is subject to an annual rent increase of approximately $300.

As of April 2004, the Company began leasing 56,000 square feet of an industrial building located at the SW corner of the intersection of Jesse Hall Memorial Parkway and U.S. Highway 51 North, Magnolia, Mississippi for use as a water bottling facility. The term of the lease is five years at a monthly rental of approximately $14,000, plus standard, ancillary charges, such as property taxes, insurance and certain operating expenses applicable to the leased premises. The Company has one five-year option to renew the lease with a rental increase in accordance with the CPI Index.

As of January 2004, the Company began leasing 2615 Roussele, Santa Ana, California, under a one-year lease with monthly rent of $9,600.00, plus standard, ancillary charges, such as a proportion of any increases in property taxes, insurance, and certain operating expenses applicable to the leased premises. The property is to be used as a bottling plant.

As of January 2004, the Company began leasing warehouse facilities at 6301 Powers Avenue, Suites A, B1 and B2,Jacksonville, Florida 32217. Suite A and Suites B1 and B2, are leased under two separate leases. All leases are for a term of three years, with an option to renew by the Company for an additional three years. Under the lease for Suite A, which is approximately 6,000 square feet, base rent is $1,575 per month during 2004, $1,650 per month during 2005, and $1,765 during 2006. Under the lease for Suites B1 and B2, which are together approximately 13,563 square feet, base rent is $ 3,560 per month during 2004, $3,730 per month during 2005 and $3,990 during 2006. In addition, the Company pays a 7% sales tax to the landlord on such base rents plus certain common area maintenance charges. Lastly, the Company pays an additional $5,500 per month in rental charges for amortization of approximately $180,000 in Tenant Improvements.

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

The Company was previously engaged in an action filed in the Superior Court of California, County of Orange, on September 20, 2002 by Feldhake, August & Roquemore LLP for alleged non-payment of legal fees for services rendered to the Company's predecessor, American Career Centers, Inc. In lieu of litigation, the parties entered into a Settlement Agreement on December 18, 2002. The Settlement Agreement has been fully satisfied.

As of April 2, 2004, the Company was served with a copy of a summons and complaint, styled South Beach Beverage Company, Inc., a Delaware corporation, Plaintiff, vs. American Water Star, Inc., a Nevada corporation, and Roger Mohlman, Defendants, United States District Court, District of Nevada, Case No. CV-S-04-0387-KJD-LRL. Plaintiff has alleged causes of action for trademark infringement, unfair competition and unfair and deceptive trade practices, and trademark dilution based upon the Company's February 10, 2004, announcement of the commencement of the launch of its South Beach line of beverages and the filing of certain U.S. trademark applications. Plaintiff seeks a permanent injunction against defendants' use of certain trademarks alleged by plaintiff to be its property and against certain conduct alleged by plaintiff to constitute unfair practices, an order of abandonment of certain of the Company's pending trademark applications, and damages consisting of the Company's profits and plaintiff's losses (actual and trebled) derived from the conduct alleged by plaintiff to have been improper, as well as incidental disclosure and plaintiff's attorneys' fees. The defendants have not yet analyzed the complaint, but, upon preliminary analysis, believe that plaintiff's allegations are without merit. The defendants expect to defend the action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock began being quoted on the OTC Bulletin Board in December 2000, and currently is quoted under the symbol "AMWS." The following table sets forth, for the periods indicated, quotations for the high and low closing bid prices for our common stock for each quarter within the last two fiscal years. The source of this information is as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium as compiled by Pink Sheets, LLC. As of the close of business on April 2, 2002, we effected a 1:12 reverse stock split of our Common Stock. Unless indicated otherwise, all stock prices and all share amounts quoted in this Annual Report have been adjusted to give effect to the stock split. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                 High        Low
                                 ----        ---

1st Quarter 2002                 $4.21      $0.84
2nd Quarter 2002                 $1.62      $0.60
3rd Quarter 2002                 $0.41      $0.15
4th Quarter 2002                 $0.32      $0.22
1st Quarter 2003                 $0.40      $0.17
2nd Quarter 2003                 $0.29      $0.12
3rd Quarter 2003                 $0.78      $0.13
4th Quarter 2003                 $1.35      $0.75

EFFECT OF PENNY STOCK RULES

Our common stock is currently a "penny stock" under Rule 3a51-1 of the Exchange Act and is likely to remain a penny stock for a considerable period. It will remain a "penny stock" unless and until the shares reach a price of at least $5.00 per share, we meet the financial size and volume levels for our common stock not to be considered a penny stock, or we register the shares on a national securities exchange or they are quoted on the NASDAQ system. A "penny stock" is subject to Rules 15g-l through 15g-10 of the Exchange Act that require a broker-dealer, before carrying out transactions in any "penny stock," to deliver a disclosure document to the customer that provides information about, and describes the risks of, penny stocks and to obtain a written receipt for that document; to disclose current bid and offer quotations for the penny stock and the compensation received by the broker-dealer or any associated person of the broker-dealer in the transaction; and to send monthly statements to customers with market and price information about the "penny stock." Our common stock will also be subject to a rule which requires the broker-dealer, in some circumstances, to approve the "penny stock" purchaser's account under standards specified in the rule, and deliver written statements to the customer with information specified in the rule. These requirements could prevent a broker-dealer from carrying out transactions and may limit the ability of our stockholders to sell their shares into the secondary market for our common stock and also limit the ability of any subsequent stockholders to sell the shares in the secondary market.

HOLDERS

As of April 6, 2004, there were 738 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock, whose shares are held in the names of various security holders, dealers, and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds 800 in number.

DIVIDENDS

We do not have a policy of paying dividends, and it is currently anticipated that no cash dividends will be paid in order to retain earnings to finance future growth. Any future decision to pay cash dividends will be made on the basis of earnings, alternative needs for funds, and other conditions existing at the time.

SHARES ELIGIBLE FOR FUTURE SALE

As of April 6, 2004, we had an aggregate of 75,945,424 shares of our common stock issued and outstanding, 63,008,063 of which are "restricted securities," which may be sold only in compliance with Rule 144 under the Securities Act of 1933, as amended or exemptions from registration requirements of this act. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year after payment therefor may sell, in brokers' transactions or to market makers, an amount not exceeding one percent of the outstanding class of securities being sold, or, if the issuer's common stock is listed on a national stock exchange or quoted on the Nasdaq Stock Market (which our common stock is not), the average weekly reported volume of trading of the class of securities being sold over a four-week period, whichever is greater, during any three-month period. (Persons who are not our affiliates and who have held their restricted securities for at least two years are not subject to the volume or transaction limitations.) The sale of a significant number of these shares in the public market may adversely affect prevailing market prices of our securities.

RECENT SALES OF UNREGISTERED SECURITIES

On October 1, 2003, the Company sold a total of 160,700 shares of its common stock to three accredited investors for the aggregate purchase price of $65,000 in reliance on Sections 4(2) and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On October 6, 2003, the Company sold 71,450 shares of its common stock to one accredited investor for the purchase price of $25,000 in reliance on Sections 4(2) and/or 3(b) of the Securities Act, based upon his being the sole offeree, his relationship to the Company, his accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On October 16, 2003, the Company sold a total of 271,450 shares of its common stock to two accredited investors for the aggregate purchase price of $75,000 in reliance on Sections 4(2) and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

NOTE CONVERSIONS

As of September 30, 2003, all purchasers of Convertible Promissory Notes issued by the Company pursuant to private placements conducted in 2002 and 2003 had converted the principal and accrued interest into shares of common stock, resulting in the issuance of 2,470,822 shares and the cancellation of debt in the amount of $731,685, consisting of principal and accrued interest. Camden Securities, Inc. ("Camden") received 114,214 shares as additional commission, which represented 10% of the number of shares issued upon conversion in connection with the offerings conducted by it. On October 4, 2003, the Company granted Camden a stock bonus of 200,000 shares for assisting it during the conversion process.

PRIVATE PLACEMENTS

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

On October 24, 2003, the Company exercised its rights under the Common Stock Purchase Agreement with SSJ Enterprises, LLC dated August 15, 2003, and terminated SSJ's right to purchase up to 8,000,000 shares of the Company's common stock at the purchase price of twenty-five cents per share in six tranches on the dates set forth in the Agreement. The Agreement provided SSJ with a 15 day grace period to purchase the shares on the dates and in the amounts set forth in the Agreement and should it fail to purchase such shares prior to the expiration of the grace period, its right to purchase the shares contained in that tranche and any remaining shares purchasable under the Agreement shall terminate. As of September 2, 2003, SSJ had purchased a total of 280,000 shares for the purchase price of $70,000 and failed to purchase the remaining shares under the first Tranche prior to the expiration of the grace period.

On November 14, 2003, the Company commenced a private placement of its common stock priced at a 30% discount to the closing bid price of the Company's common stock on the day of the investment by the purchaser. The private placement was conducted by the Company's Registered Sales Agent, Westcap Securities, Inc., and closed on January 31, 2004. The Company sold 940,573 shares totaling $810,610 to 65 accredited investors. The Company received a total of $692,390 after paying commissions, fees and costs of the offering. Under the terms of the Sales Agreement, in addition to its cash compensation, Westcap is entitled to receive shares of the Company's common stock equal to 8% of the number of Units sold by it. Westcap was issued 75,246 shares of restricted common stock.

On January 15, 2004, the Company commenced a private placement of its common stock at the purchase price of 30% discount to the closing price (last trade price) posted on the OTC Bulletin Board on the date the investment amount was received by the Company. The offering closed on January 31, 2004, and the Company sold 220,350 shares to 13 accredited investors. The offering was conducted by the Company and no commissions were paid.

On February 18, 2004, the Company consummated the issuance of 8,888,892 newly-issued shares of the common stock, warrants (the "Unit Warrants") to purchase 4,444,442 newly-issued shares of the Company's common stock, and warrants (the "Green Shoe Warrants") to purchase 4,444,446 newly-issued shares of the Company's common stock, to a small number of institutional and other accredited investors, resulting in approximately $8 million in gross proceeds to the Company, prior to the exercise of the warrants. Of such amount, $4,000,000 is held in escrow pending the filing by the Company of a registration statement in respect of the Shares and the shares of common stock underlying the Warrants. The effective price in the private placement was $.90 for each unit. Each unit consists of one Share of common stock, a Unit Warrant to purchase one-half of a share of common stock, and a Green Shoe Warrant to purchase one-half of a share of common stock. The unit purchase price was determined based on the fair market value of the Company's common stock as determined in good faith by the board of directors of the Company. The Unit Warrants have an exercise period of five years and an exercise price of $1.65 per share. The Green Shoe Warrants have an exercise period of 45 days following the effectiveness of the Registration Statement and an exercise price of $1.25 per share. The Unit Warrants are exercisable in cash, and, under certain circumstances, allow for cashless exercise, representing a potential $7.3 million in additional proceeds. The Green Shoe Warrants are exercisable in cash, and, under certain circumstances, allow for cashless exercise, representing a potential $5.6 million in additional proceeds. Assuming the Warrants are fully-exercised, the total gross proceeds of this offering are approximately $20.9 million. The Company has received a limited waiver from the subscribers in such private offering in respect of the Company's failure to have filed its Form SB-2 registration statement with the Commission by April 2, 2004. The Company acknowledges the liquidated damages obligations set forth in Section 11.4 of the related Subscription Agreement and will act in accordance with such section.

The above sales were made in reliance upon the private offering exemptions contained in Rule 506 of Regulation D of the Act. Each investor represented that he/she/it was acquiring the securities for investment purposes only and not with a view to distribute. Each investor further represented that he/she/it (a) had such knowledge and experience in financial and business matters and was capable of evaluating the merits and risks of the investment, (b) was able to bear the complete loss of the investment, and (c) had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information. Each investor further represented to the Company that he/she/it was an "accredited investor" as such term is defined in Rule 501 of the Securities Act.

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

On October 8, 2003, the Company issued a total of 8,500 shares of restricted common stock to three persons in exchange for services valued at $5,147.88.

On October 9, 2003, the Company entered into a Consulting Agreement with MJ Holdings, Inc. under which it was issued 150,000 shares of restricted common stock as payment for its agreement to consult to the Company for a period of two years.

On October 9, 2003, the Company entered into a Consulting Agreement with First Advisory LLC under which First Advisory was issued 150,000 shares of restricted common stock as payment for its agreement to consult to the Company for a period of two years.

On November 1, 2003, the Company issued 120,000 shares of restricted common stock to one person in full consideration for Investor Relations services to be provided pursuant to an Independent Contractor Agreement commencing November 1, 2003 and ending on April 30, 2004.

On November 17, 2003, Design to Print, Inc. agreed to accept 5,700 shares of the Company's restricted common stock in lieu of cash payment in the amount of $4,243 to be applied against an invoice, which amount represents one half of the total amount due thereunder.

On February 3, 2004, the Company executed a Consulting Agreement with Alpine Capital Partners, Inc. pursuant to which Alpine will assist the Company by conducting public relations work throughout the financial community commencing February 1, 2004 and running through February 1, 2007, and in partial consideration therefor, the Company issued Alpine 750,000 shares of its restricted common stock, and agreed to include those shares in the Company's next registration statement.

Effective February 26, 2004, the Company issued 100,000 shares of its restricted common stock to D.A.M.E., Inc. pursuant to a Consultant Agreement under which D.A.M.E. will be responsible for sourcing and developing advertising campaigns, trademark designs, slogans and artwork for the Company for a period of 24 months commencing January 1, 2004.

On March 1, 2004, the Company issued 10,000 shares of its restricted common stock to one person in full consideration of services to be performed under a six month Consulting Agreement commencing on February 21, 2004, whereby he will develop artwork design for new labels and advertisement.

On March 1, 2004, the Company issued 100,000 shares of its restricted common stock to one person in partial consideration of services to be performed under an Independent Consultant Agreement commencing February 21, 2004 and ending February 21, 2007, whereby he will develop artwork design for new labels and advertisement artwork.

On March 1, 2004, the Company issued 100,000 shares of its restricted common stock to one person in partial consideration of services to be performed under an Independent Consultant Agreement commencing February 21, 2004 and ending February 21, 2007, whereby he will serve as a sales and marketing consultant for the Company's wholly-owned subsidiary, All-Star Beverages, Inc.

Effective March 12, 2004, the Company issued 71,500 shares of its restricted common stock to one person pursuant to a Consultant Agreement under which he will promote the Company's products by participating in marketing programs throughout the United States and South America for a period of one year commencing January 1, 2004.

REDWOOD CONSULTANTS, LLC: ISSUANCE OF SECURITIES FOR SERVICES; WARRANT EXERCISE

On July 21, 2003, the Company entered into a Consulting Agreement with Redwood Consultants, LLC for a period ending January 20, 2004. Pursuant to the Agreement, the Company issued Redwood 100,000 shares of common stock as a non-refundable Commencement Bonus. Further, the Agreement provides for the issuance of 100,000 shares of common stock per month commencing August 21, 2003 along with a warrant to purchase 100,000 shares of common stock. As of the date of this report, Redwood has been issued a total of 800,000 shares and warrants to purchase (i) 100,000 shares at the exercise price of $0.25, (ii) 100,000 shares at the exercise price of $0.50, and (iii) 100,000 shares at the exercise price of $0.75. The warrants are exercisable from the date of grant until December 31, 2004. The shares and the shares issuable upon warrant exercise are restricted against resale and carry piggy-back registration rights.

On March 4, 2004, the Company entered into a new non-exclusive Consulting Agreement with Redwood for a period of thirty (30) months, whereby Redwood will become a financial and marketing consultant to the Company. The cost to Company for the services to be provided during the term of the Agreement will be $300,000, which amount will be earned at the rate of $10,000 per month. Per the Agreement, the Company paid the compensation due thereunder by immediately funding the exercise of the $1.00 and $2.00 warrants previously granted to Redwood. Per the Agreement, all shares issued upon exercise will be held in escrow by the Company and released to Redwood pursuant to the following vesting schedule: (1) the 100,000 shares issued upon exercise of the $1.00 warrants shall be released to Redwood at the rate of 10,000 shares per month for the first 10 months of the Agreement; and (2) the 100,000 shares issued upon exercise of the $2.00 warrants shall be released to Redwood at the rate of 5,000 shares per month for months 11 through 30 of the Agreement.

ISSUANCE OF SECURITIES FOR WARRANT EXERCISE

At the year ended December 31, 2003, the Company had outstanding warrants to purchase up to 4,673,550 shares of its common stock with varying exercise prices, terms and conditions. The warrants were granted in connection with private placement unit offerings or in connection with services rendered or to be rendered to the Company under Consulting Contracts. Between January 23, 2004 and the date of this report, 1,882,487 of those warrants had been exercised resulting in $746,063 cash proceeds to the Company and contract services valued at $300,000 to be provided by Redwood Consultants for a period of three years as described above.

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

On February 20, 2004, the Company granted a 200,000 share Stock Award under the Stock Plan to Roger Mohlman in consideration of his services to the Company during the years 2002 and 2003. In accordance with Section 5 of the Plan, the shares were issued pursuant to Mr. Mohlman's services as an executive officer of the Company, as described elsewhere in this Annual Report.

On February 20, 2004, the Company granted a 50,000 share Stock Award under the Stock Plan to Jerry Ludeman in consideration of his services to the Company during the year 2003. In accordance with Section 5 of the Plan, the shares were issued in connection with Mr. Ludeman's performance of services for the Company.

In addition, the Stock Plan provides for the issuance of the Company's equity securities as compensation for consulting and/or legal services provided to the Company from time to time. The Company limits the recipients of stock issued pursuant to the Stock Plan to natural persons who performed bona-fide services to the Company which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for the Company's securities. All shares issued pursuant to the Stock Plan were registered with the Securities and Exchange Commission (the "Commission") on Form S-8, as follows:


SEC Registration Number           Effective Date of           Number of securities        Number of securities remaining available
                                  Registration Statement      issued under equity         for future issuance under equity
                                                              compensation plan           compensation plans (excluding securities
                                                                                          reflected in column (c))
    (a)                                (b)                          (c)                          (d)
      333-87846                          05/08/02                   1,995,000 (1)                   5,000
      333-103529                         02/28/03                   4,997,500 (1)                   2,500

(1) Number of shares issued pursuant to these Registration Statements as of March 15, 2004. During the year ended December 31, 2003, 5,077,500 of these shares were issued to 15 persons who provide consulting or legal services to the Company.

SPIN-OFF OF WHOLLY-OWNED SUBSIDIARY, AMERICAN DISTRIBUTION AND PACKAGING, INC.

On January 27, 2004, the Company announced that it would spin-off AD&P, a wholly-owned subsidiary of the Company, by distributing the capital stock of AD&P, on a one share for one share basis, to the Company's stockholders of record at March 15, 2004. The spin-off is intended to allow the Company to focus on the traditional bottled beverage market and to allow AD&P to focus on the bag box beverage market. The distribution of shares will take place once a registration statement is filed and declared effective by the Commission. As of the date of this Annual Report, no registration has been effected.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This Annual Report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere herein.

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this Annual Report and other filings with the Commission and in reports to stockholders and announcements. Certain statements made in this Annual Report may constitute forward-looking statements (within the meaning of Section 27.A of the Securities Act and Section 21.E of the Exchange Act) regarding the expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things. All statements that address operating performance, events or developments that our management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or our existing credit facilities, earnings per share growth, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Reform Act.

These statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

o      Unexpected delays in completion of bottling facilities
o      Inability of co-packers to meet production requirements
o      Interruption of critical packaging materials and/or flavorings
o      Slower than anticipated sales of our products
o      Increased  competition
o      Greater than expected promotion costs and slotting fees

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein. All references to 2003 represent the year ended December 31, 2003. All references to 2002 represent the period from August 20, 2002 (inception) to December 31, 2002.

BUSINESS OVERVIEW

We develop markets, sell, and distribute four branded beverages, Hawaiian Tropic, Geyser Fruit, Geyser Sport, and Geyser Fruta. Our products are orientated to the health conscious consumer looking for an alternative to products containing high sugar and caffeine levels. Our customers include single and multi-store retail operations, governmental agencies, and distributors who in turn sell to retail stores, convenience stores, schools and other outlets.

During 2003, we had negative cash flow from operations of $1,697,198 and in 2002 we had negative cash flow from operations of $419,734. During 2003, we raised $1,952,623 from the sale of common stock, which exceeded cash used in operations.

The level of operating expenses for 2003 have exceeded the gross profit generated on its sales due in large part to costs associated with developing the infrastructure necessary to support our expected sales growth and $2,159,000 of product used in slotting and other promotional activities. Management plans to use aggressive sales promotions, primarily consisting of offering free samples at retail locations to increase sales of our products. The success of this strategy is evidenced by the initial order for our products from a large national retail organization delivered in April 2004 totaling $600,000. We expect to continue to obtain new customers for our products in 2004 that would provide for a significant increase in sales compared to the sales levels recorded in 2003.

We have experienced sales growth in 2003 and we will continue our strategy that we adopted at the beginning of 2003. We believe that we have good products, that our business plan is sound, and that we have sufficient resources to implement our plan. During 2003, we benefited from contributions of cash and assets from management and stockholders and in the first quarter of 2004 raised approximately $7.0 million through the sale of shares of our common stock. Of this amount, approximately $3.5 million is expected to be received in the second quarter of 2004.

Our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Annual Report, to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

RESULTS OF OPERATIONS

The comparison of 2003 operations to those in 2002 is not necessarily meaningful as 2002 was not a full year.

Net Sales.

During 2003, we recorded sales of $2,664,088 compared to sales of $458,152 for 2002. We have recorded increased sales on an annualized basis compared to 2002 that reflect the growth of the business. We have two major products, the Hawaiian Tropic brand, with 2003 net sales of approximately $750,000, and Geyser Products, including Geyser Sport, Geyser Fruta, and Geyser Fruit, with 2003 net sales of approximately $1,900,000. Net sales are reduced by sales promotion and slotting fees of $2,159,000. During 2003, we implemented our marketing program, which placed a high priority on market penetration and establishing distribution channels. This program involves aggressive use of promotional products and activities. We believe that the levels of promotional costs are higher than industry averages, but are necessary to be able to achieve our distribution and market penetration goals.

Gross Profit.

Gross profit was $1,012,242 in 2003 compared to gross profit of $197,516 in 2002. Gross profit as a percentage of net sales was 38.0% in 2003, which was lower than gross profit as a percentage of net sales of 43.1% in 2002. The decrease in profit margin reflects increased quantities of slotting and promotional products that were provided to our customers in 2003.

General and Administrative - Third Parties.

General and administrative expenses - third parties were $3,683,326 in 2003 compared to $753,219 in 2002. These amounts include consulting and legal services for stock of $2,098,525 in 2003 $689,320 in 2002. We used stock as compensation for services as a means to preserve cash. When and if positive cash flow from operations is generated, we anticipate that the use of this strategy will lessen. The balance of these expenses were bad debts of $302,037, professional fees of $466,038, travel costs of $543,098, and accrued officers' compensation of $169,200. We believe that the costs of professional services and bad debt will decrease in future years; however, the travel costs associated with expanding our customer base and production capabilities will continue.


General and Administrative - Related Parties.

Entities controlled by the former wife of the Company's chairman, chief executive officer, and majority stockholder provided the following services to the Company:

o      Software acquisition and website maintenance $354,202
o      Computer hardware and other software acquisition $388,414
o      Rents on facilities under sublease arrangements $365,250
o      Leased employee cost $308,098

Impairment Writedown.

At December 31, 2003, we recognized an impairment writedown of our bottling and other equipment. In determining the amount of the impairment, we obtained a valuation from an independent appraiser. The valuation contemplates the orderly sale of this equipment in, and the existence of, a market for this equipment. We do not plan to dispose of this equipment, but rather to use it in our future operations. The amount of the impairment recorded was $1,745,669 for 2003.

Depreciation and Amortization.

Depreciation and amortization expense was $376,427 in 2003 compared to depreciation and amortization expense of $21,596 in 2002. The increase reflects additional assets being placed in service.

Interest Expense.

Interest expense was $251,217 in 2003 compared to no interest in 2002. The increase of $251,217 reflects an interest expense on convertible notes of $74,323, the amortization of a beneficial conversion feature related to the convertible notes of $76,254, and credit facility charges, factoring fees, and other interest of $100,640.

Net Loss.

Net loss was $6,326,270 for 2003 compared to a net loss of $577,299 for 2002. The increase in net loss reflects the impact of high levels of general and administrative expenses that were incurred in our efforts to build distribution channels and expand our markets.

In December of 2003, our Board of Directors declared a dividend in the form of all of the common stock of American Distributing and Packaging, Inc ("AD&P"). The distribution of the AD&P shares is expected to occur in 2004. As of December 31, 2003, AD&P had no assets or liabilities and incurred minimal expenses for the year ended December 31, 2003. The anticipated business model for AD&P is not compatible with our current operations and we believe that the divestiture will have no material impact on our future operations.

Since inception we have recorded losses that would provide a future tax benefit of $2,347,213 as of December 31, 2003. A valuation allowance for the full amount of the tax benefit was established based on the lack of a history of earning pretax income.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003 we had working capital of $2,525,162 compared to working capital of $558,658 as of December 31, 2002, an increase of $1,966,504. The increase in working capital was primarily attributable to increased inventory levels and conversions of short-term convertible notes to common stock. During the year ended December 31, 2003 we issued 15,666,934 shares of our common stock to a stockholder and officer of the corporation in exchange for inventory having a recorded predecessor cost of $1,253,355. We expect future short-term operations and business expansion to be funded principally by private placements and additional short-term borrowings.

Net cash used in operating activities in 2003 was $1,697,198 that included a net loss of $6,326,270. This loss was partially offset by a depreciation and amortization expense of $376,427, provision for bad debts of $302,037, and stock issued for services of $2,098,525. We have relied extensively on the issuance of stock as a means to pay for professional services. This strategy allows us to preserve cash that can be used for operations and to develop our distribution network. During 2003 we issued 6,792,023 shares of our common stock for services valued at $2,736,408, of which $2,098,525 was expensed during the year. In 2002 cash used in operations was $419,734. A substantial part of our net loss for this period is related to expenses from the issuance of stock for services.

Net cash used in investing activities for 2003 was $229,747 and is principally related to the purchase of bottling and other equipment to provide for business expansion in the future. Included in cash used in investing activities are funds issued to third-party bottlers of $30,000.

Net cash provided by financing activities for 2003 was $2,562,351. Our financing activities have focused on private placements and funding from related parties that manage our company or have a stockholder interest in the company. During 2003, we received cash from private placements of $1,952,623, short-term borrowings $146,475, and loans from related parties totaling $463,253. Net cash provided by financing activities for 2002 related to a private placement of $273,619 and a note from a stockholder of $303,763. During the year end December 31, 2003 we were successful in obtaining financing sources to generate an improvement in our cash position at year end. We intend to continue to pursue financing sources as the primary means of funding our operations.

Pursuant to a factoring agreement, with recourse against us in the event of a loss, we factor the majority of our receivables, which are assigned on a pre-approved basis. At December 31, 2003, the factoring charge amounted to 0.089% per day (32.5% per annum) between the date of purchase of the receivable and the date of payment by our customer. Our obligations to the factor are collateralized by all of our accounts receivable, inventories, and equipment. In addition, we have an accounts receivable factoring agreement with a related party requiring a 5% transaction fee and a daily usage fee based on an annual percentage rate. The maximum amount to be advanced under this agreement is $4,000,000. Total fees paid under this agreement during 2003 were $49,181.

Through December 31, 2003, we relied on third party bottlers for the production of our products and did not own manufacturing facilities. We were able to secure a third-party bottling agreements at what we consider very favorable rates by providing bottlers with production equipment. As of December 31, 2003, approximately $755,000 of our bottling equipment is located in the facility of and used by one bottler. In the first quarter of 2004, we acquired an independent bottling company in Florida for cash of $135,000 and 200,000 shares of our common stock. We anticipate placing into this facility bottling equipment with a carrying value of approximately $2.3 million. We expect this facility to be producing our products in the second quarter of 2004.

We will continue to use our existing co-packers and expect to open other bottling facilities to support our sales growth.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND PRONOUNCEMENTS.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks and trademark licenses as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business. The following summarize our most significant accounting and reporting policies and practices:

Long-Lived Assets.

We review the carrying value of long-lived assets for impairment whenever events or a change in circumstances indicates that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset at December 31, 2003. At December 31, 2003, we recognized an impairment writedown of our bottling and other equipment. In determining the amount of the impairment, we obtained a valuation from an independent appraiser. The valuation contemplates the orderly sale of this equipment in, and the existence of, a market for this equipment. The Company does not plan to dispose of this equipment, but rather to use it in its future operations.

Income Taxes.

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

Revenue Recognition.

Revenue from the sale of our products is recorded when title and risk of loss have passed to the customer. Revenue is recorded at the time of shipment. Sales are recorded net of discounts, rebates, and promotional costs.

ITEM 7. FINANCIAL STATEMENTS.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                        INDEX TO THE FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.

Independent Auditors' Reports........................................................................1

Consolidated Financial Statements:

       Consolidated Balance Sheet as of December 31, 2003............................................3

       Consolidated Statements of Operations for the Year Ended December 31, 2003 and for the
         Period from August 20, 2002 (Inception) to December 31, 2002  ..............................5

       Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2003 and
         for the Period from August 20, 2002 (Inception) to December 31, 2002  ......................6

       Consolidated Statements of Cash Flows for the Year Ended December 31, 2003 and for the
         Period from August 20, 2002 (Inception) to December 31, 2002  ..............................8

Notes to the Consolidated Financial Statements as of December 31, 2003 and for
   the Year Ended December 31, 2003 and for the Period from August 20, 2002
   (Inception) to December 31, 2002  ...............................................................10

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
American Water Star, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of American Water Star, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of American Water Star, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Kelly & Company
Costa Mesa, California

April 2, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  American Water Star, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of American Water Star, Inc. and subsidiaries (the "Company") for the period from August 20, 2002 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the results of operations and cash flows of American Water Star, Inc. and subsidiaries for the period from August 20, 2002 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $577,299 and a negative cash flow from operations of $419,734 for the period from August 20, 2002 (inception) through December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.


Boca Raton, Florida
April 4, 2003

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2003

--------------------------------------------------------------------------------

                                     ASSETS

Current assets:

       Cash                                                           $  721,396
       Accounts receivable - trade, net of allowance
        for doubtful accounts of $247,037                                 24,841
       Inventories                                                     2,959,785
       Notes receivable                                                   35,000
       Deferred financing costs                                           33,279
                                                                      ----------

             Total current assets                                      3,774,301


Plant and equipment, net                                               1,446,663

Bottling and other equipment held for future use                       2,258,571

Deposits                                                                  46,500
                                                                      ----------

TOTAL ASSETS                                                          $7,526,035
                                                                      ==========



    The accompanying notes are an integral part of the financial statements.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2003


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable - trade and other accrued expenses                            $    384,882
       Advances from and accrued compensation to chairman, chief
         executive officer, and majority shareholder                                       321,510
       Advances from related parties                                                       542,747
                                                                                      ------------
TOTAL CURRENT LIABILITIES                                                                1,249,139
                                                                                      ------------

Commitments and contingencies

Shareholders' equity:
       Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued             --
       Series A preferred convertible, 4,100,000 shares authorized, none issued                 --
       Common stock, $.0001 par value, 150,000,000 shares authorized, 63,263,206
         shares issued and outstanding                                                       6,327
       Additional paid-in capital                                                       13,812,021
       Unearned consulting services                                                       (637,883)
       Accumulated deficit                                                              (6,903,569)
                                                                                      ------------

TOTAL SHAREHOLDERS' EQUITY                                                               6,276,896
                                                                                      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $  7,526,035
                                                                                      ============


    The accompanying notes are an integral part of the financial statements.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.

                                                                                       For the
                                                                                     Period from
                                                                      For the       August 20, 2002
                                                                     Year Ended     (Inception) to
                                                                 December 31, 2003 December 31, 2002
                                                                 ----------------- -----------------
Sales                                                               $  3,784,748    $    458,152
       Less: slotting fees                                             1,120,660              --
                                                                    ------------    ------------

Net sales                                                              2,664,088         458,152
Cost of sales                                                          1,651,846         260,636
                                                                    ------------    ------------
       Gross profit                                                    1,012,242         197,516
                                                                    ------------    ------------

Operating expenses:
       General and administrative - third parties                      3,683,326         753,219
       General and administrative - related parties                    1,415,964              --
       Impairment charges on equipment                                 1,745,669              --
       Depreciation                                                       98,416           7,971
       Amortization                                                      143,920          13,625
                                                                    ------------    ------------

             Total operating expenses                                  7,087,295         774,815
                                                                    ------------    ------------

Operating loss                                                        (6,075,053)       (577,299)
                                                                    ------------    ------------

Other expense:
       Interest expense - third parties                                 (202,036)             --
       Interest expense - related parties                                (49,181)             --
                                                                    ------------    ------------
             Total other expense                                        (251,217)             --
                                                                    ------------    ------------

NET LOSS                                                            $ (6,326,270)   $   (577,299)
                                                                    ============    ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                       $      (0.14)   $      (0.04)
                                                                    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED     44,257,133      13,528,523
                                                                    ============    ============


    The accompanying notes are an integral part of the financial statements.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.

                                                         Common Stock            Additional
                                                  --------------------------       Paid-In
                                                     Shares       Par Value        Capital
-----------------------------------------------------------------------------------------------
BALANCE AT AUGUST 20, 2002 (INCEPTION)                    --              --              --

    Stock issued for equipment and inventory      11,103,433     $     1,110     $ 3,125,697

     Stock issued for officer services             2,562,393             256         689,064

     Stock issued in recapitalization of
       American Distributing & Packaging, Inc.     5,200,000             520       2,590,356

     Stock issued in recapitalization of
       American Water Star, Inc.                   6,915,256             692         (99,621)

     Stock issued for cash, net                    1,258,892             126         273,493

     Stock issued for related party note payable     913,802              92         259,361

     Stock issued for equipment and software       2,204,622             220         617,074

     Net loss                                             --              --              --
-----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                        30,158,398     $     3,016     $ 7,455,424
===============================================================================================

                                                         Unearned
                                                        Consulting      Accumulated
                                                         Services         Deficit           Total
-----------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 20, 2002 (INCEPTION)                          --               --               --

    Stock issued for equipment and inventory                    --               --      $ 3,126,807

     Stock issued for officer services                          --               --          689,320

     Stock issued in recapitalization of
       American Distributing & Packaging, Inc.                  --               --        2,590,876

     Stock issued in recapitalization of
       American Water Star, Inc.                       $  (636,400)              --         (735,329)

     Stock issued for cash, net                                 --               --          273,619

     Stock issued for related party note payable                --               --          259,453

     Stock issued for equipment and software                    --               --          617,294

     Net loss                                                   --      $  (577,299)        (577,299)
-----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                             $  (636,400)     $  (577,299)     $ 6,244,741
=====================================================================================================

    The accompanying notes are an integral part of the financial statements.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.

                                                      Common Stock             Additional
                                               --------------------------        Paid-In
                                                  Shares       Par Value         Capital
---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                     30,158,398     $      3,016     $  7,455,424

     Shares issued for cash                     5,693,662              569        1,952,054

     Shares issued for extension of
       notes payable                               39,000                4            7,776

     Shares issued upon conversion of
       notes payable                            2,785,036              279          731,406

     Shares issued upon conversion of
       notes payable to related party           1,828,153              183          254,274

     Shares issued to related party
       for inventory                           15,666,934            1,567        1,251,788

     Shares issued for placement of
       factoring agreement                        300,000               30           59,970

     Shares and warrants issued for services    6,792,023              679        2,735,729

     Amortization of unearned
        consulting services                            --               --               --

     Reversal of unearned
       consulting services                             --               --         (636,400)

     Net loss                                          --               --               --
---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                     63,263,206     $      6,327     $ 13,812,021
=============================================================================================

                                                    Unearned
                                                   Consulting       Accumulated
                                                    Services          Deficit            Total
---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                       $   (636,400)     $   (577,299)     $  6,244,741

     Shares issued for cash                                --                --         1,952,623

     Shares issued for extension of
       notes payable                                       --                --             7,780

     Shares issued upon conversion of
       notes payable                                       --                --           731,685

     Shares issued upon conversion of
       notes payable to related party                      --                --           254,457

     Shares issued to related party
       for inventory                                       --                --         1,253,355

     Shares issued for placement of
       factoring agreement                                 --                --            60,000

     Shares and warrants issued for services       (2,736,408)               --                --

     Amortization of unearned consulting
       services                                     2,098,525                --         2,098,525

     Reversal unearned consulting services            636,400                --                --

     Net loss                                              --        (6,326,270)       (6,326,270)
---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                       $   (637,883)     $ (6,903,569)     $  6,276,896
===================================================================================================

    The accompanying notes are an integral part of the financial statements.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.

                                                                                              For the
                                                                                             Period from
                                                                            For the        August 20, 2002
                                                                          Year Ended       (Inception) to
                                                                      December 31, 2003   December 31, 2002
                                                                      -----------------   -----------------
Cash flows used in operating activities:
       Net loss                                                           $(6,326,270)        $  (577,299)
        Adjustments to reconcile net loss to net
          cash used in operating activities:
             Depreciation                                                     232,507               7,971
             Amortization                                                     143,920              13,625
             Stock issued for services                                      2,098,525             689,320
             Impairment charges on equipment                                1,745,669                  --
             Accrued interest - related parties                                49,181                  --
             Provision for doubtful accounts                                  302,037                  --
             Amortization - deferred financing cost                            26,721                  --
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                     Accounts receivable - trade                             (238,207)            (88,671)
                     Inventories                                             (116,255)           (308,669)
                     Other assets                                              88,254                  --
                 Increase (decrease) in:
                     Accounts payable - trade and accrued expenses            127,520            (156,011)
                     Accrued compensation                                     169,200                  --
                                                                          -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES                                      (1,697,198)           (419,734)
                                                                          -----------         -----------

Cash flows used in investing activities:
       Purchase of equipment - third parties                                  (76,727)            (16,658)
       Purchase of equipment - related parties                               (123,020)                 --
       Increase in notes receivable                                           (30,000)            (55,000)
                                                                          -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                        (229,747)            (71,658)
                                                                          -----------         -----------

Cash flows provided by financing activities:
       Proceeds from issuance of common stock                               1,952,623             273,619
       Proceeds from issuance of notes payable - third parties                146,475                  --
       Advances from a related party                                          357,063                  --
       Advances from chairman, chief executive officer, and
         majority shareholder                                                 106,190                  --
       Net proceeds on note payable - chairman, chief executive
         officer, and majority shareholder                                         --             303,763
                                                                          -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   2,562,351             577,382
                                                                          -----------         -----------
NET INCREASE IN CASH                                                          635,406              85,990
CASH - BEGINNING OF PERIOD                                                     85,990                  --
                                                                          -----------         -----------
CASH - END OF PERIOD                                                      $   721,396         $    85,990
                                                                          ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


                Supplemental Disclosure of Cash Flow Information

                                                                   For the
                                                                 Period from
                                                For the        August 20, 2002
                                              Year Ended        (Inception) to
                                           December 31, 2003   December 31, 2002
                                           -----------------   -----------------
Interest paid - third party                     $23,533              --
Income taxes paid                                    --              --


     Supplemental Disclosure of Non-Cash Investing and Financing Activities

The Company purchased inventory from its chairman, chief executive officer and majority shareholder for 15,666,934 shares of the Company's common stock with fair value of $1,253,355, which equaled the lower of predecessor cost or fair value of inventory.

During 2003, the holders of the Company's 10%, 15%, and 25% convertible notes payable totaling $731,685 elected to convert the notes payable into 2,785,036 shares of the Company's common stock.

At December 31, 2003, the Company issued a note payable to acquire inventory from a related party for $375,960.

During 2003, the Company issued 1,828,153 shares of its common stock to a shareholder and officer of the corporation as payment of liabilities to the shareholder of $254,457.

During 2003, the Company issued 300,000 shares of its common stock as a placement fee for a credit facility with a value of $60,000. The fee is being amortized as interest expense over the life of the facility.

During 2003, the Company issued 39,000 shares of its common stock having a fair market value of $7,780 in exchange for the extension of the maturity dates on certain of its convertible notes.

During 2002, the Company issued 3,219,996 shares of common stock to a shareholder for inventory with a cost of $905,546.

During 2002, the Company issued 7,883,437 shares of common stock to a shareholder for office and bottling equipment with a cost of $2,221,260.

During 2002, the Company issued 913,802 shares of common stock to a shareholder in exchange for a note payable of $259,453.

During 2002, the Company issued 2,204,622 shares of common stock for equipment and software with a cost of $617,294.


    The accompanying notes are an integral part of the financial statements.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of American Water Star, Inc., a Nevada corporation (the "Company") and its wholly-owned subsidiaries, All Star Beverage, Inc., American Distributing & Packaging, Inc., and Tunlaw Corporation (an inactive subsidiary).

       In December 2002, American Career Centers, Inc., a Nevada corporation, issued shares constituting a majority of its post-issuance common shares outstanding in exchange for all of the outstanding common shares of All Star Beverage, Inc. ("All Star") and American Distributing & Packaging, Inc. ("AD&P") and the former shareholders of All Star and AD&P became the controlling shareholders of American Career Centers, Inc., which then changed its name to American Water Star, Inc. The accompanying financial statements reflect the results of operations and financial condition of All Star and AD&P.

       All significant intercompany transactions and balances have been eliminated in consolidation.

       All references to 2003 represent the year ended December 31, 2003. All references to 2002 represent the period from August 20, 2002 (inception) to December 31, 2002.

       Nature of Operations

       The principal business of the Company is the production and sale of a variety of nonalcoholic, uncarbonated beverages. Through December 31, 2003, the Company's products were produced by third-party bottling companies under long term production contracts. These products are bottled to the Company's specifications using inventory provided by the Company. The Company sells its products through brokers, and directly to distributors and customers. The Company's customers include retail operations and governmental agencies.

       Use of Estimates

       In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts during the reported period. Actual results could differ from those estimates.

       Examples of significant estimates include the allowance for doubtful accounts, valuation allowance on deferred tax asset and the recoverability of long-lived assets.

       Cash

       The Company maintains cash balances in bank deposit accounts, money market accounts, and time deposit accounts. At December 31, 2003, these accounts that either exceeded

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       Cash, Continued

       federally insured limits or were not federally insured amounted to $614,093; however, the Company has not experienced any losses in such accounts. The Company has no requirements for compensating balances.

       Allowance for Doubtful Accounts

       The Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

       Inventory

       Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

       Deferred Financing Costs

       The cost to obtain the third party factoring arrangement is amortized on the straight line method over one year (Note 8).

       Plant and Equipment

       Plant and equipment are recorded at cost. Plant and equipment are depreciated or amortized on a straight-line basis over the estimated useful lives of the assets as follows:

             Warehouse and bottling equipment                      5 to 10 years
             Office furniture and equipment                         5 to 7 years
             Computer hardware and software                              3 years
             Leasehold improvements                            Life of the lease

       Depreciation commences when equipment is placed in service. Leasehold improvements are amortized over the remaining life of the lease. Website development costs are amortized over three years.

       Expenditures for renewals and improvements are charged to the property accounts. Replacements, maintenance and repairs that do not improve or extend the life of the respective asset are expensed as incurred.

       Repairs and maintenance costs totaled $64,394 in 2003 and $6,000 in 2002.

       Impairment of Long-Lived Assets

       The Company reviews the carrying value of long-lived assets for impairment whenever events or a change in circumstances indicates that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       Revenue Recognition

       Revenue from the sale of products is recognized when title and risk of loss have passed to the customer. Revenue is recorded at the time of shipment and is net of discounts, rebates, and promotional costs.

       Sales Promotion and Slotting Fees

       The cost of Company products used for sales promotion is included in cost of sales. The values of products used in promotion activities are not included in sales. Slotting fees that are paid to the Company's customers for the right to sell its products in the customers' retail facilities, either in cash or the Company's products, are classified in the statement of operations as a reduction of sales.

       Advertising Costs

       Advertising costs are expensed as incurred. Advertising costs totaled $42,814 in 2003 and $38,800 in 2002.

       Freight Costs

       The Company generally sells its products FOB shipping point and in some cases arranges for shipment to its customers. Freight costs related to sales paid by the Company are included in the cost of sales.

       Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Cash, accounts and notes receivable, accounts payable, accrued liabilities, notes payable and amounts due to shareholder are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       Reclassifications

       Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

       Recent Accounting Pronouncements

       In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of periods ending after December 15, 2002. The Company's adoption of FIN No. 45 did not have a material impact on its financial position, cash flows or results of operations.

       In January 2003 the FASB issued Intepretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN No. 46R"). FIN No. 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       Recent Accounting Pronouncements, Continued

       investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R is effective for all new variable interest entities created or acquired after December 31, 2003. For variable interest entities created or acquired prior to December 31, 2003, the provisions of FIN 46R must be applied for the first interim or annual period beginning after March 15, 2004. The Company does not expect that the adoption of FIN 46R will have a material impact on its consolidated financial position, results of operations or cash flows, as the Company has no interests in variable interest entities.

2.     ACCOUNTS RECEIVABLE - TRADE

       Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

       Changes in the allowance for doubtful accounts during 2003 follow:

             Beginning balance                                               --
             Provision for doubtful accounts                         $  302,037
             Write-offs                                                 (55,000)
                                                                     ----------
             ENDING BALANCE                                          $  247,037
                                                                     ==========

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


2.     ACCOUNTS RECEIVABLE - TRADE, CONTINUED

       All factored accounts receivable at December 31, 2003 have been collected.

       Third-Party Factor

       Pursuant to a factoring agreement, with recourse against the Company in the event of a loss, the Company factors the majority of its receivables with a third-party factor, which are assigned on a pre-approved basis. At December 31, 2003, the factoring charge amounts to .089% per day (32.5% per annum) between the date of purchase of the receivable and the date of payment by the customer. During 2003, the fees paid pursuant to this agreement were $23,533. The Company's obligations to the factor are collateralized by all of the Company's accounts receivable, inventories, and equipment. The advances for factored receivables are made pursuant to a revolving purchase of accounts agreement. No maximum credit limit has been specified in the agreement.

       Related Party Factor

       Pursuant to a factoring agreement, the Company factored certain of its accounts receivable with a related party factor. The factoring agreement required a 5% transaction fee and daily usage fee based on an annual percentage rate. The maximum amount to be advanced under this agreement is $4,000,000. Total fees incurred under this agreement during 2003 was $49,181. The Company's obligations to the factor are collateralized by all of the Company's accounts receivable, inventories, and equipment. The unpaid amounts due from the related party factor have been offset against advances from that same related party (Note 7).

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


3.     INVENTORIES

       At December 31, 2003 inventories consisted of the following:

               Raw materials                                $2,602,611
               Finished goods                                  357,174
                                                            ----------

               TOTAL INVENTORIES                            $2,959,785
                                                            ==========


4.     NOTES RECEIVABLE

       Notes receivable at December 31, 2003 are as follows:

               Note receivable, interest at 7% per annum,
                 without collateral, due July 21, 2004           $10,000
               Note receivable, interest at 7% per annum,
                 without collateral, due November 6, 2004         25,000
                                                                 -------

               TOTAL NOTES RECEIVABLE                            $35,000
                                                                 =======


5.     PLANT AND EQUIPMENT

       Plant and equipment at December 31, 2003 consisted of the following:


               Bottling and other equipment              $   755,794
               Office equipment                              483,107
               Furniture and fixtures                         76,500
               Website                                       357,589
               Vehicles                                        7,900
               Improvements                                   74,172
                                                         -----------
                                                           1,755,062
                   Less: accumulated depreciation           (308,399)
                                                         -----------

               TOTAL PLANT AND EQUIPMENT, NET            $ 1,446,663
                                                         ===========


       Bottling and other equipment currently in service is physically located at and operated by a third-party bottling entity that provides copacking services under a production agreement with the Company (Note 9). This arrangement has resulted in the Company obtaining favorable pricing for the related copacking services provided to it under this agreement.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


5.     PLANT AND EQUIPMENT, CONTINUED

       Bottling and other equipment with a book value of $2,258,571 has not been put into use at December 31, 2003 and is classified as bottling and other equipment held for future use (Note 10).

       Depreciation expense totaled $232,507 in 2003 and $7,971 in 2002.

       Depreciation of $134,091 in 2003 was included in the cost of sales; there was no depreciation expense that was included in the cost of sales in 2002.

       Amoritization expense was $143,920 in 2003 and $13,625 in 2002.

6.     IMPAIRMENT CHARGES ON EQUIPMENT

       As a result of the delay in implementation of the Company's business plan concerning installation of its bottling and other equipment and slower than anticipated growth in the sales of its products, the Company recorded an impairment in the carrying value of its bottling and other equipment of $1,745,669 at December 31, 2003. Of the impairment charge, $437,639 related to bottling and other equipment currently used in the Company's operations. The portion of the impairment charge attributable to bottling and other equipment held for future use was $1,308,030.

       In determining the amount of the impairment, the Company obtained a valuation from an independent appraiser. The valuation was based on fair market value assuming the orderly sale of the valued equipment in, and the existence of, a market for that equipment. The Company does not plan to dispose of this bottling and other equipment, but rather to use it in its future operations.

7.     RELATED PARTY TRANSACTIONS

       The Company has entered into several transactions with its chairman, chief executive officer, and majority shareholder, and with entities that were related to this individual at the time the transactions or relationships commenced.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


7.     RELATED PARTY TRANSACTIONS, CONTINUED

       During 2003:

              The Company purchased inventory from its chairman, chief executive officer and majority shareholder for 15,666,934 shares of the Company's common stock with fair value of $1,253,355, which equaled the lower of predecessor cost or fair value of the inventory.

              The Company's chairman, chief executive officer, and majority shareholder assumed an obligation recorded by the Company in the amount of $106,169. This assumption is included in advances from and accrued compensation to the Company's chairman, chief executive officer, and majority shareholder.

              Entities controlled by the former wife of the Company's chairman, chief executive officer, and majority shareholder provided the following to the Company:

                 Services
                 --------

                     Software acquisition and website maintenance       $354,202

                     Computer hardware and other software acquisition   $388,414

                     Rents on facilities under sublease arrangements    $365,250

                     Leased employee cost                               $308,098
                                                                      ----------
                                                                      $1,415,964
                                                                      ==========

                 These entities also billed the Company for the following:

                 o   Lease deposits on subleases                         $57,600
                                                                        ========

                 o   Tenant improvements to subleased facilities         $40,888
                                                                        ========

                 o   Bottling and office equipment                      $199,805
                                                                        ========

                 o   Cash advances                                      $704,800
                                                                        ========

                 o   Accounts receivable - trade factoring agreement
                     (Note 2)                                            $49,181
                                                                        ========

       During 2002:

              The Company entered into a note receivable of $5,000 with a shareholder.

              The Company exchanged 913,802 shares of common stock for a note payable to an officer of $259,453.

              The Company issued 2,562,391 shares of common stock for services to an officer having a fair value of $689,320.

              The Company exchanged 11,103,433 shares of common stock for bottling equipment and inventory from an officer with a fair value of $3,126,807.

              The Company exchanged 5,000,000 shares of common stock for bottling equipment from an officer.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


8.     SHAREHOLDERS' EQUITY

       Common Stock Issued for Cash

       During 2003, the Company sold, in several offerings, 5,693,662 shares of its common stock and warrants to purchase 2,746,550 shares of its common stock with exercise prices of $0.53 and $0.54 per share. The net proceeds of these offerings totaled $1,952,623.

       During 2002, the Company sold 1,169,860 shares of common stock and issued 89,032 shares of common stock as direct offering costs for net proceeds of $273,619.

       Common Stock Issued for Extension of Convertible Notes Payable

       During 2003, the Company issued 39,000 shares of its common stock with a fair value of $7,780 for a one-year extension of the due date of convertible notes payable.

       Common Stock Issued Upon Conversion of Convertible Notes Payable

       During 2003, the holders of the Company's 10%, 15%, and 25% convertible notes payable totaling $731,685 elected to convert the notes payable into 2,785,036 shares of the Company's common stock.

       Common Stock and Warrants Issued for Consulting Services

       During 2003, the Company issued 6,792,023 shares of its common stock and warrants to purchase 1,700,000 common shares for consulting services. The fair value of these shares and warrants totalled $2,736,408. Of this amount, $637,883 relates to services that remain to be provided in future years as of December 31, 2003. Using the Black-Scholes pricing model, the warrants were valued using the following assumptions: no annual dividends, expected volatility of 95%, weighted average risk free interest rate of 1.29%, and a weighted average term of 1.5 years.

       During 2002 the Company issued 2,562,393 shares of common stock to an officer for services having a fair value of $689,320. In addition, the Company was seeking the return of 430,000 shares of common stock with a fair value of $636,400 due to the non-performance of services provided prior to August 20, 2002. This amount was reversed during 2003.

       Common Stock Issued for Equipment and Software

       The Company purchased inventory from its chairman, chief executive officer and majority shareholder for 15,666,934 shares of the Company's common stock with fair value of $1,253,355, which equaled the lower of predecessor cost or fair value of the inventory.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


8.     SHAREHOLDERS' EQUITY, CONTINUED

       Common Stock Issued for Equipment and Software, Continued

       During 2002, the Company exchanged 2,204,622 shares of its common stock for equipment and software with a fair value of $617,294.

       During 2002, the Company exchanged 11,103,433 shares of common stock for bottling equipment and inventory from an officer with a fair value of $3,126,807.

       Common Stock Issued for Third Party Factoring Agreement

       During 2003, the Company issued 300,000 shares of common stock as a fee in obtaining the third party accounts receivable factoring agreement. These shares had a fair value of $60,000 at the time of issuance.

       Common Stock Issued Upon Conversion of Notes Payable - Related Party

       During 2003, the Company issued 1,828,153 shares of its common stock to a related party in satisfaction of debt obligations totaling $254,457. The issuance of shares in satisfaction of the obligation was based on the fair value of the stock at the time of issuance, and no gain or loss was recorded on this transaction.

       During 2002, the Company issued 913,802 shares of common stock in satisfaction of note payable to an officer of $259,453. The shares were recorded at the fair value of the note and no gain or loss on the extinguishment of the debt.

       Common Stock Warrants

       During 2002, the Company issued 227,000 common stock warrants at an exercise price of $0.36 to a consultant for stock placement services. The warrants expire in 2007. Using the Black-Scholes model, the warrants were valued at $95,691 using the following assumptions; no annual dividends, expected volatility of 349%, risk free interest rate of 3.25% and a term of five years. The amount was recorded as a stock placement cost prior to the recapitalization.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


8.     SHAREHOLDERS' EQUITY, CONTINUED

       Summary of Warrants

       The following table summarizes warrants outstanding at December 31, 2003.

                                              Weighted         Weighted                              Weighted
                         Warrants              Average          Average          Warrants             Average
    Exercise          Outstanding at          Remaining        Exercise       Exercisable at         Exercise
      Price          December 31, 2003     Life (in Years)       Price       December 31, 2003         Price
----------------------------------------------------------------------------------------------------------------
 $0.25 to $0.37             827,000              1.96        $     0.34             827,000        $     0.34
 $0.38 to $0.57           2,930,241              2.44        $     0.48           2,930,241        $     0.48
 $0.58 to $0.87             716,309              1.62        $     0.63             716,309        $     0.63
      $1.00                 100,000              1.00        $     1.00             100,000        $     1.00
      $2.00                 100,000              1.00        $     2.00             100,000        $     2.00
                          ---------                                               ---------
                          4,673,550                                               4,673,550
                          =========                                               =========


       The following table summarizes the grants of warrants in 2003 and 2002.

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                     Warrants       Price
                                                     --------     ---------
             OUTSTANDING AT AUGUST 20, 2002              --             --
                 Warrants granted                    227,000       $   0.36
                                                   ---------       --------
             OUTSTANDING AT DECEMBER 31, 2002        227,000           0.36
                 Warrants granted                  4,446,550           0.53
                 Warrants exercised                       --            --
                 Warrants forfeited                       --            --
                                                   ---------       --------
             OUTSTANDING AT DECEMBER 31, 2003      4,673,550       $   0.52
                                                   =========       ========


       As of December 31, 2003, the Company has reserved for future issuance common stock as follows:

             Warrants                                              4,673,550
                                                                  ==========

       Per Share Data

       Net loss per share for 2003 and 2002 is computed based on the weighted average number of shares of common stock outstanding during the period. The effect of common stock equivalents was not included because the effect was anti-dilutive.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


9.     COMMITMENTS AND CONTINGENCIES

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

       On April 2, 2004, the Company was served with a complaint by South Beach Beverage Company, Inc. in a matter that alleges trademark infringment among other things. The plaintiffs are seeking a permanent injunction against the Company's use of certain trademarks. During 2002, 2003, and through March 31, 2004, the Company has not sold, nor does it have any orders for, any of the products that may be involved in this dispute. The Company has not as of yet adequately reviewed the complaint, but based on its preliminary analysis, management believes the allegations are without merit and plans to vigorously defend itself in this legal matter.

       Operating Leases

       The Company leases two facilities under long-term non-cancelable operating sublease agreements expiring at various dates through March 2008. The sublessor on these leases is an entity controlled by the former wife of the Chief Executive Officer. The non-cancelable operating leases provide that the Company pays property taxes, insurance and certain operating expenses applicable to the leased premises. Rent expense was approximately $501,000 in 2003 and $33,000 in 2002. The future minimum annual lease payments required under the operating leases are as follows:

               2004                                        $203,000
               2005                                         186,000
               2006                                         180,000
               2007                                         117,000
               2008 and thereafter                           40,000
                                                           --------
                                                           $726,000
                                                           ========


       In March 2004, the sublease agreements were cancelled and replaced with lease agreements with the landlords.

       Production Agreements

       The Company has entered into production agreements with two bottling entities (the "copackers"). One of these agreements expires in 2007 and the other is month to month. At December 31, 2003, minimum annual purchase requirements under these contracts follow:

             2004                                       $  125,500
             2005                                          125,500
             2006                                          125,500
             2007                                           62,750
                                                        ----------
                                                        $  439,250
                                                        ==========

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


9.     COMMITMENTS AND CONTINGENCIES, CONTINUED

       License Agreements

       In January 2003, the Company entered into an agreement with a corporation that owns the licensing rights to a consumer product trademark. The Agreement provides the Company with a three-year exclusive license to produce, market and sell flavored water bearing the trademark name in the United States and Canada. In consideration, the Company agreed to pay a royalty of four percent of invoice sales (net of shipping and sales taxes), payable each quarter. The agreement calls for a guaranteed minimum annual royalty fee of $40,000 in the first year, $120,000 in the second year, and $200,000 in the third year. The agreement may be renewed for three years if the Company meets minimum sales amounts under the agreement. Royalty expense for the year ended December 31, 2003 was $40,000.

10.    CONCENTRATIONS

       Credit Risk

       During 2003, the Company relied on three customers for approximately 40% of net sales. At December 31, 2003, accounts receivable from those customers totaled $14,743.

       During 2002, the Company relied on three customers for approximately 61% of sales. At December 31, 2002, accounts receivable from those customers totaled $13,820.

       Significant Suppliers

       The Company's largest suppliers accounted for approximately 95% of product purchases in 2003 and 70% in 2002. The Company is dependent on the ability of their suppliers to provide products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. The Company believes that its relationships with suppliers are satisfactory.

       In January 2004, the Company commenced a plan to open its own bottling facilities. The first of these facilities is expected to start production in the second quarter of 2004. Approximately $2.3 million of equipment held for future use is anticipated to be used in this facility.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


11.    INCOME TAXES

       The Company uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax base using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

       The Company recported no income tax benefit or expense for 2003 or 2002.

       Significant components of the Company's deferred income tax assets and liabilities at December 31, 2003 are as follows:

               Deferred income tax assets:
                   Net operating loss carryforward                  $ 1,634,192
                   Allowances and reserves                              762,512
                   Accrued compensation                                  57,528
                                                                    -----------

               Total deferred income tax asset                        2,454,232
                                                                    -----------

               Deferred income tax liabilities:

                   Depreciation                                         107,019
                                                                    -----------

               Total deferred income tax liability                      107,019
                                                                    -----------

                                                                      2,347,213

                   Valuation allowance                               (2,347,213)
                                                                    -----------

               NET DEFERRED INCOME TAX ASSET                        $        --
                                                                    ===========

       The Company's tax benefit differs from the expected tax benefit for 2003 and 2002 (computed by applying the Federal corporate tax rate of 34% to income (loss) before taxes) as follows:

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


11.    INCOME TAXES, CONTINUED


                                                                                 For the
                                                                                Period from
                                                        For the               August 20, 2002
                                                       Year Ended             (Inception) to
                                                    December 31, 2003        December 31, 2002
                                                    -----------------        -----------------
             Computed "expected" tax benefit          $  (2,150,931)             $  (196,282)
             Valuation allowance                          2,150,931                  196,282
                                                      -------------              -----------

             INCOME TAX (BENEFIT) EXPENSE                        --                      --
                                                      =============              ===========


       At December 31, 2003, the Company had a net operating loss carryforward of approximately $4.7 million for U.S. Federal Income tax purposes available to offset future taxable income expiring beginning 2022. The Company recorded a valuation allowance of $2,347,213 at December 31, 2003 to fully offset the deferred tax asset.

12.    SPIN OFF

       In December 2003, the Company's Board of Directors declared a dividend in the form of all of the common stock of American Distributing & Packaging, Inc. ("AD&P"). The distribution of the AD&P shares to the Company's shareholders is expected to occur in 2004.

       At December 31, 2003, AD&P had no assets or liabilities and had no revenues or significant expenses. Their only activity through December 31, 2003 was the development of its business plan.

       AD&P is expected to acquire assets and commence the sale of its products in 2004 before its shares are distributed to the Company's shareholders.

13.    SUBSEQUENT EVENTS

       Sales of Shares for Cash

       In February 2004, the Company sold 250,040 shares of its common stock. The net proceeds of this offering were $159,272.

       In March 2004, the Company sold 8,888,892 shares of its common stock, and warrants to purchase 4,444,446 common shares at $1.25 per shares and warrants to purchase 4,444,446 shares of common stock at $1.65 per share. The $1.65 warrants expire in February 2009 and the $1.25 warrants expire forty-five days after the registration of the shares and the warrants is effective. The net proceeds of this offering are $7,250,000. Of this amount, $3,410,000 was received in February 2004 and $3,840,000 will be received upon the Company's filing of a Registration statement related to this offering.

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


13.    SUBSEQUENT EVENTS, CONTINUED

       New Customer

       In March 2004, the Company received an initial order from a national retail organization. This order is for about $600,000 of the Company's products which are to be shipped in April 2004.

       Consulting Agreement

       In January 2004, the Company entered into a consulting agreement with an entity that is controlled by the former wife of the chairman, chief executive officer, and majority shareholder of the Company. The agreement provides for special branded beverage products and advertising development. The agreement provides for the issuance of 100,000 shares of the Company's restricted common stock and a monthly payment of $10,000. The term of this agreement is 24 months.

       Operating Leases

       In 2004, the Company entered into three separate non-cancelable operating sublease agreements expiring at various dates through March 2008. The sublessor on these leases is an entity controlled by the former wife of the chairman, chief executive officer, and majority shareholder of the Company. The future minimum annual lease payments required under the operating leases are as follows:

                      2004                             $  350,000
                      2005                                317,000
                      2006                                325,000
                      2007                                208,000
                      2008                                211,000
                                                       ----------
                                                       $1,411,000
                                                       ==========

       Acquisition

       In the first quarter of 2004, the Company acquired an independent bottling company in Florida for cash of $135,000 and 200,000 shares of common stock.

14.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       The following is a summary of the unaudited quarterly results for each of the calendar quarters in 2003 and 2002 (in thousands, except per share data).

                                                        Amounts in Thousands Except Per Share Data
                                                        ------------------------------------------
                                           March 31             June 30          September 30           December 31
                                         ------------         ------------       ------------           ------------
   2003:
       Net sales, as originally
         reported                        $        786         $        979         $      1,411                   --

       Fourth quarter adjustments                  --                   --         $       (864)                  --  (1)

       Net sales, as adjusted            $        786         $        979         $        547         $        352

       Gross profit                      $        342         $        414         $        648         $       (392) (2)

       Operating expenses                $      1,252         $        369         $      1,451         $      4,015

       Net loss, as adjusted             $       (776)        $       (229)        $       (957)        $     (4,364)

       Shares used in calculation          35,373,311           34,518,499           54,906,495           59,942,819

       Basic and diluted loss per
         share                           $     (0.022)        $     (0.007)        $ (0.017)            $     (0.073)

                   AMERICAN WATER STAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM AUGUST 20, 2002 (INCEPTION) TO DECEMBER 31, 2002.


14.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED), CONTINUED

                                                        Amounts in Thousands
                                                       Except Per Share Data
                                                       ---------------------
                                                September 30          December 31
                                                ------------          -----------
    2002:
        Net sales                               $        203         $        255
        Gross profit                            $         88         $        110
        Total operating expense                 $        344         $        431
        Net loss                                $       (256)        $       (321)
        Basic and diluted loss per share        $      (0.02)        $      (0.02)
        Shares used in calculation                13,528,523           13,528,523


      (1) The Company adjusted net sales during the fourth quarter as a result of two product returns that occurred in the fourth quarter of 2003 and the first quarter of 2004. These product returns were related to sales invoices recorded during the third quarter ended September 30, 2003.

      (2) Negative gross profit in the fourth quarter of 2003 results from slotting and other promotional goods shipped.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 30, 2003, we engaged Kelly & Company as our principal independent accountant after the resignation of Weinberg & Co., P.A. as our principal independent accountant on August 18, 2003. (See our Current Reports on Form 8-K, as filed with the Commission on August 25, 2003 and October 6, 2003.)

We have had no disagreements on accounting and financial disclosure with our former principal independent accountant, Weinberg & Co., P.A., and our current principal independent accountant, Kelly & Company, during our last two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Commission's rules and forms. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company's reports.

We do not believe that there has been any change in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Unless otherwise specified herein, each Director is subject to election at American Water Star's annual meeting of stockholders. There are no family relationships between the executive officers and directors of the Company. The following table sets forth certain information regarding the executive officers and directors of American Water Star, Inc. as of April 13, 2004:


    NAME                   AGE               POSITION                              DIRECTOR SINCE
    ----                   ---               --------                              --------------
Roger Mohlman               56     Chairman of the Board, Chief Executive            July 2002
                                   Officer, President, and Chief Financial
                                   Officer

Jerry Ludeman               59     Executive Vice President, Secretary,
                                   and Director                                      July 2003

ROGER MOHLMAN

Mr. Mohlman has served as our Chairman of the Board, Chief Executive Officer, President, and Chief Financial Officer since July of 2002. He brings over 30 years of experience in product licensing and business development. From 1981 to 1997, Mr. Mohlman was the owner of Pobeda Manufacturing, Inc. in Mexico, a licensee for manufacturing name-brand clothing for U.S. companies. From 1986 to July 2002, Mr. Mohlman was the President of Camelot Ltd., LLC, a holding company for various businesses, including Rumours, Delizia, and Excalibur Awards. From January 1998 until June 2001, he was the CEO and President of Venda Tel, Inc. and Merlin Computers, manufacturers of slot machines and telco equipment and software. Mr. Mohlman currently devotes substantially all of his time to the business of the Company.

JERRY LUDEMAN

In July 2003, Mr. Ludeman re-joined the Company as a member of the Board of Directors, Executive Vice President and Secretary. Mr. Ludeman previously served as a director and Executive Vice President of the Company from February 2002 until he resigned to pursue other ventures in July of 2002. From March 2001 to February 2003, Mr. Ludeman served as a director and CEO of Geyser Products, LLC, a company that specialized in the marketing and distribution of bottled beverages. From 1989 to 2001, Mr. Ludeman was the President and CEO of Next Age, Inc. (formerly Barrington Food Group, Inc.), a national and international food and beverage marketing organization. From 1977 to 1989, Mr. Ludeman served as Vice President of Sales and National Sales Manager of Orval Kent Food Company, a division of Pet Foods Company.

AUDIT COMMITTEE

Although the Company's Board of Directors has not yet appointed an audit committee, it is in the process of forming one.

CODE OF ETHICS

The Company has adopted a Code of Ethics and Business Conduct for its officers, directors, and employees. The Code of Ethics and Business Conduct is filed herewith, available for reading in its entirety at www.americanwaterstar.com, and will be provided in printed form, without charge, upon request from the Company.

SECTION 16(A) COMPLIANCE

Executive officers, directors and certain persons who own more than ten percent of the Company's common stock are required by Section 16(a) of the Exchange Act and related regulations to file reports of their ownership of the common stock with the Commission and to furnish us with copies of the reports. Based on our review of the reports and representations, except as set forth below, we believe that all required Section 16(a) reports were timely filed in 2003. One of our current executive officers and directors filed two Form 4 Reports following their respective due dates. One of our former executive officers and directors filed one Form 4 Report following its due date.

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of AMWS by any person for all services rendered in any capacity to AMWS for the fiscal years ended December 31.

The following table sets forth certain information with respect to the compensation of our Chief Executive Officer and each of our other most highly compensated executive officers who earned more than $100,000 for the fiscal years ended December 31, 2003, 2002 and 2001.

                                                                 SUMMARY EXECUTIVE COMPENSATION TABLE

                                                              ANNUAL COMPENSATION      LONG TERM COMPENSATION AWARDS

                                                                                                                        ALL OTHER
          NAME AND PRINCIPAL POSITION            YEAR        SALARY         BONUS          STOCK         OPTIONS       COMPENSATION
    Roger Mohlman (1)                            2003       $162,500         ---            ---             ---            ---
         Chief Executive Officer,                2002         ---            ---            ---             ---            ---
         President, and Chief Financial Officer
    Jerry Ludeman (2)                            2003       $89,825          ---            ---             ---            ---
         Executive Vice President; Secretary     2002         ---            ---            ---             ---            ---
    Thomas F. Krucker (3)                        2003         ---            ---            ---             ---            ---
         Chief Financial Officer;                2002         ---            ---         1,000,000          ---            ---
         Treasurer; Secretary                    2001         ---            ---           41,667           ---            ---
    Ronald Mears (4)                             2001         ---            ---            ---           416,667         83,333
    William Anthony (5)                          2001         ---            ---            ---             ---            ---


(1) Mr. Mohlman has served as Chief Executive Officer, President, and director with the Company since June 2002. In July 2003, he was also named Chairman of the Board and Chief Financial Officer of the Company. Mr. Mohlman's salary was accrued for the Company's 2003 fiscal year and was paid in April 2004. In February 2004, Mr. Mohlman received 200,000 shares of the Company's common stock pursuant to the Company's Stock Plan in consideration of his services to the Company in 2002 and 2003.

(2) Mr. Ludeman has served as Executive Vice President, Secretary, and director with the Company since July 2003. Mr. Ludeman also previously served as Executive Vice President and director of the Company from February 2002 until his resignation in July 2002. Mr. Ludeman received compensation and reimbursement of expenses for his services with the Company in the amount of $89,825 for 2003. In February 2004, Mr. Ludeman received 50,000 shares of the Company's common stock pursuant to the Company's Stock Plan in consideration of his services to the Company in 2003.

(3) Mr. Krucker served as President and CEO with the Company from December 2001 to June 2002. In June 2002, he resigned his positions as President and CEO and was appointed Chief Financial Officer, Secretary, and Treasurer. Mr. Krucker served as a director of the Company since October 2001. Mr. Krucker resigned as Chief Financial Officer, Treasurer, Secretary, and director with the Company on July 24, 2003.

(4) Mr. Mears resigned as CEO of the Company in December 2001 and resigned his director position in February 2002.

(5) Mr. Anthony resigned as President and director of the Company in July 2001.

None of the Company's executive officers named above received any options or SAR grants as of December 31, 2003.

EMPLOYMENT AGREEMENTS

Effective January 1, 2003, the Company entered into an employment agreement with Roger Mohlman as the Company's President and CEO. Prior to that date, Mr. Mohlman did not have any employment agreement. The term of the employment contract is one year from the effective date. Both parties, upon mutual written agreement, may extend the contract for an additional two years. After a two-year extension, both parties may make additional extensions in one year increments. The initial annual base compensation for 2003 was set at $120,000 (subject to increase by the Board of Directors), stock options, annual bonus in accordance with Company performance, and various benefits. In February 2004, pursuant to a resolution of the Board, the employment agreement was extended for two years and Mr. Mohlman's base salary was set at 240,000. In 2003, the Company accrued the $120,000 base salary and awarded Mr. Mohlman compensation of approximately $42,500 for his services to the Company commencing in August 2002, all of which compensation was paid in April 2004.

Effective January 1, 2003, the Company entered into an employment agreement with Thomas F. Krucker as the Company's Secretary, Treasurer and CFO. The term of the employment agreement was one-year. The agreement provided for an extension of the term for an additional two years. After the two-year extension, both parties could have made additional extensions in one-year increments thereafter. Under the agreement, Mr. Krucker's base salary was $120,000 (which may be increased by consent of the Board), stock options, annual bonus in accordance with Company performance, and various benefits. Mr. Krucker resigned as Chief Financial Officer, Treasurer, Secretary, and director with the Company on July 24, 2003.

COMPENSATION OF DIRECTORS

The directors of the Company are not compensated for their services, except that such directors may, from time to time, be awarded options or other incentives under the Company's Stock Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known to us, as of the date of this Annual Report, to be a beneficial owner of five percent (5%) or more of our outstanding common stock, each officer and director individually, and all executive officers and directors as a group. No other class of voting securities is outstanding. None of the beneficial owners has the right to acquire any shares of our common stock within 60 days pursuant to options, warrants, rights, conversion privileges, or similar obligations.

Name of Beneficial Owner (1)            Number of Shares    Percent of Class (2)
----------------------------            ----------------    -------------------

Roger Mohlman                                 33,600,227           44.24%
Jerry Ludeman                                     50,000              *
Includes all officers and
 directors as a group (2 individuals)         33,650,227           44.31%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to common stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is in care of the Company.

(2) Based on 75,945,424 shares of common stock outstanding as of April 6, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2003, the Company issued a note payable to acquire inventory from a related party for $375,960. During 2003, the Company issued 1,828,153 shares of its common stock to a stockholder and officer of the corporation as payment of liabilities to the stockholder of $254,457. The issuance of shares in satisfaction of the obligation was based on the fair value of the stock at the time of issuance, and no gain or loss was recorded on this transaction.

Pursuant to a factoring agreement, the Company factored certain of its accounts receivable with a related party factor. The factoring agreement required a 5% transaction fee and daily usage fee based on an annual percentage rate. The maximum amount to be advanced under this agreement is $4,000,000. Total fees incurred under this agreement during 2003 were $49,181. The Company's obligations to the factor are collateralized by all of the Company's accounts receivable, inventories, and equipment. The unpaid amounts due from the related party factor have been offset against advances from that same related party

The Company has entered into several transactions with its chairman, chief executive officer, and majority stockholder, and with entities that were related to this individual at the time the transactions or relationships commenced. During 2003, the Company purchased inventory from its chairman, chief executive officer and majority stockholder for 15,666,934 shares of the Company's common stock with fair value of $1,253,355, which equaled the lower of predecessor cost or fair value of the inventory. The Company's chairman, chief executive officer, and majority stockholder assumed an obligation recorded by the Company in the amount of $106,169. This assumption is included in advances from and accrued compensation to chairman, chief executive officer, and majority stockholder.

Entities controlled by the former wife of the Company's chairman, chief executive officer, and majority stockholder provided the following services to the Company:

o      Software acquisition and website maintenance $354,202
o      Computer hardware and other software acquisition $388,414
o      Rents on facilities under sublease arrangements $365,250
o      Leased employee cost $308,098

These entities also billed the Company for:

o      Lease deposits on subleases $57,600
o      Tenant improvements to subleased facilities $40,888
o      Bottling and office equipment $199,805
o      Cash advances $704,800
o      Accounts receivable - trade factoring agreement $49,181

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

NUMBER           DESCRIPTION

--------------------------------------------------------------------------------
3.1 Articles of Incorporation (Exhibit 3.1 to the Company's Annual Report on Form 10-KSB filed on April 13, 2000 and incorporated by reference herein)
--------------------------------------------------------------------------------
3.2 Certificate of Amendment to the Company's Articles of Incorporation (Exhibit 3.2 to the Company's Annual Report on Form 10-KSB filed on April 13, 2000 and incorporated by reference herein)
--------------------------------------------------------------------------------
3.3 Certificate of Change in Number of Authorized Shares Pursuant to NRS 78.209, which define the rights of holders of the equity securities being registered (Exhibit 4.3 of the Company's Report on Form S-8 filed on April 5, 2002 and incorporated by reference herein)
--------------------------------------------------------------------------------
3.4 Certificate of Amendment to the Company's Articles of Incorporation changing the name of the Company and increasing its authorized common stock (Exhibit 3.2 of the Company's Quarterly Report on Form 10-QSB filed on May 20, 2000 and incorporated by reference herein)
--------------------------------------------------------------------------------
3.5 Bylaws (Exhibit 3.3 of the Company's Annual Report on Form 10-KSB filed on April 13, 2000 and incorporated by reference herein)
--------------------------------------------------------------------------------
3.6 Articles of Exchange completing the acquisition of American Distribution & Packaging, Inc. (Exhibit 3.6 of the Company's Annual Report on Form 10-KSB/A filed on April 22, 2003 and incorporated by reference herein)
--------------------------------------------------------------------------------
3.7 Articles of Exchange completing the acquisition of All-Star Beverage, Inc. (Exhibit 3.7 of the Company's Annual Report on Form 10-KSB/A filed on April 22, 2003 and incorporated by reference herein)
--------------------------------------------------------------------------------
4.1 Certificate of Designation of Series A Convertible Preferred Stock (Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed on April 5, 2002 and incorporated by reference herein)
--------------------------------------------------------------------------------
4.2 Stock Plan (Exhibit 4.6 of the Company's Registration Statement on Form S-8 filed on February 28, 2003 and incorporated by reference herein)
--------------------------------------------------------------------------------
4.3 Form of Subscription Agreement, dated February 18, 2004, by and among the Company and the investors a party thereto (Exhibit 4.1 of the Company's Report on Form 8-K filed on February 18, 2004 and incorporated by reference herein)
--------------------------------------------------------------------------------
4.4 Form of Unit Warrant issued pursuant to the Securities Purchase Agreement, dated February 18, 2004 by and among the Company and the investors a party thereto (Exhibit 4.2 of the Company's Report on Form 8-K filed on February 18, 2004 and incorporated by reference herein)
--------------------------------------------------------------------------------
4.5 Form of Green Shoe Warrant issued pursuant to the Securities Purchase Agreement, dated February 18, 2004 by and among the Company and the investors a party thereto (Exhibit 4.3 of the Company's Report on Form 8-K filed on February 18, 2004 and incorporated by reference herein)
--------------------------------------------------------------------------------
10.1   Reserved
--------------------------------------------------------------------------------
10.2   Reserved
--------------------------------------------------------------------------------
10.3   Reserved
--------------------------------------------------------------------------------
10.4   Reserved
--------------------------------------------------------------------------------
10.5 Employment Agreement with Roger Mohlman (Exhibit 10.4 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein)
--------------------------------------------------------------------------------
10.6 Employment Agreement with Thomas F. Krucker (Exhibit 10.5 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.7 Trademark and Design License Agreement dated January 1, 2003 for the use of the Hawaiian Tropic name (Exhibit 10.6 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein)
--------------------------------------------------------------------------------
14.1*  Code of Ethics and Business Conduct
--------------------------------------------------------------------------------
21.1*  Subsidiaries of the Company
--------------------------------------------------------------------------------
23.1*  Consent of Weinberg & Co., P.A.
--------------------------------------------------------------------------------
23.2*  Consent of Kelly & Company
--------------------------------------------------------------------------------
31.1*  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
32.1*  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

* Filed herewith.

(b)    Reports on Form 8-K:

On October 6, 2003, the Company filed a Current Report on Form 8-K announcing the engagement of Kelly & Company, Costa Mesa, California, as its independent accountants.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended December 31, 2003, Kelly & Company audited the Company's consolidated financial statements. For the year ended December 31, 2002, Weinberg & Co., P.A. audited the Company's consolidated financial statements.

Audit fees paid during 2003 and 2002 were $105,302 and $31,271, respectively. We have not incurred any third party fees with respect to tax returns or tax-related services. No non-audit related services were provided by our independent auditors during 2002 or 2003.

It is our Board of Directors' policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services, if any, provided by our independent auditors. We believe that all audit engagement fees and terms and permitted non-audit services, if any, provided by our independent auditors as described in this Item approved in advance by our Board of Directors.

                                   SIGNATURES

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMERICAN WATER STAR, INC.
                               (Registrant)


                                  By: /s/ Roger Mohlman
                                      -------------------------------
                                      Roger Mohlman
                                      Chief Executive Officer ,
                                      President, and Chief financial Officer

                               Date:  April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By:   /s/ Roger Mohlman
                                       ------------------------------
                                       Roger Mohlman, Director
                                Date:  April 14, 2004


                                  By:  /s/ Jerry Ludeman
                                       ------------------------------
                                       Jerry Ludeman, Director
                                Date:  April 14, 2004