Form 10QSB
period 2004-03-31
AMERICAN WATER STAR  INC
filed 2004-05-19
CIK 1041580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended: March 31, 2004

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

There are 75,945,424 shares of common stock issued and outstanding as of May 14, 2004.

PART 1 - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheet as of March 31, 2004........  3
          (Unaudited)

          Consolidated Statements of Operations for the Three-
          Month Periods Ended March 31, 2004 and
          2003 (Unaudited).......................................  4

          Consolidated Statements of Cash Flows for the Three-
          Month Periods Ended March 31, 2004 and 2003 (Unaudited)  5

          Notes to Consolidated Financial Statements.(Unaudited) 7-8

     Item 2. Management's Discussion and Analysis and Plan of
             Operation...........................................  9

     Item 3. Controls and Procedures.............................  14

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings................................... 15

     Item 2. Changes in Securities............................... 15

     Item 6. Exhibits and Reports on Form 8-K.................... 20

Signatures....................................................... 21

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 March 31, 2004

                                     ASSETS
CURRENT ASSETS:
     Cash                                                                                    $ 3,467,176
     Accounts receivable                                                                         150,790
     Inventories                                                                               2,883,343
     Notes receivable                                                                             35,000
     Intangible asset held for sale                                                              135,000
                                                                                   -----------------------
Total Current Assets                                                                           6,671,309

PROPERTY & EQUIPMENT:
     Property and equipment, net of accumulated depreciation of $394,340                       1,532,064
     Property and equipment held for future use                                                2,268,601
     Deposits/Other                                                                               92,940
                                                                                   -----------------------
TOTAL ASSETS                                                                                 $ 3,893,605
                                                                                   =======================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and other accrued expenses                                                $437,538
     Advances from and accrued compensation to chairman, chief executive officer
       and   majority shareholder                                                                386,510
     Payable to related parties                                                                    3,056
                                                                                    ----------------------
Total Current Liabilities                                                                        827,104
                                                                                    ----------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued                    --
     Series A preferred convertible stock, 4,100,000 shares
     authorized, none issued                                                                         --
     Common stock, $.0001 par value, 150,000,000 shares authorized, 75,945,424
       shares issued and outstanding                                                               7,595
     Additional paid in capital                                                               23,227,360
     Stock subscription receivable                                                           (3,623,625)
     Stock issued for future services                                                        (1,000,411)
     Accumulated deficit                                                                     (8,873,109)
                                                                                    ----------------------
Total Shareholders' Equity                                                                    9,737,810
                                                                                    ----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $10,564,914
                                                                                    ======================

   See accompanying notes to consolidated financial statements.
                                3

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
        For Each of the Three Month Periods Ended March 31, 2004 and 2003

                                                                           For the Three Month Periods
                                                                                 Ended March 31,
                                                                      --------------------------------------
                                                                              2004               2003
                                                                      --------------------- ----------------
SALES                                                                             $440,441         $786,079
  Less slotting fees                                                               117,526              --
                                                                      --------------------- ----------------
Net sales                                                                          322,915          786,079
COST OF SALES                                                                      317,149          350,930
                                                                      --------------------- ----------------
GROSS PROFIT                                                                         5,766          435,149
                                                                      --------------------- ----------------
OPERATING EXPENSES:
  General and administrative - third parties                                     1,108,095        1,166,858
  General and administrative - related   parties                                   788,727               --
  Depreciation                                                                      61,844           85,319
  Amortization                                                                      16,640               --
                                                                      --------------------- ----------------
Total Operating Expenses                                                         1,975,306        1,252,177
                                                                      --------------------- ----------------

Net loss                                                                      $(1,969,540)       $(817,028)
                                                                      ===================== ================
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                       $(.03)           $(.02)
                                                                      ===================== ================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED               69,547,332       35,373,311
                                                                      ===================== ================


See accompanying notes to consolidated financial statements.

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
        For Each of the Three Month Periods Ended March 31, 2004 and 2003

                                                                        For the Three Month Periods
                                                                              Ended March 31,
                                                                 -------------------------------------------
                                                                         2004                  2003
                                                                 --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                $(1,969,540)            $(817,028)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                                           85,942                85,319
       Stock issued for services                                              727,380               869,904
       Amortization of deferred cost                                           33,290                   --
       Decrease (increase) in assets:
           Accounts receivable                                              (125,949)              (469,650)
           Intangible asset held for sale                                   (135,000)                   --
           Inventories                                                         76,442               158,679
           Deposits/other                                                    (56,480)              (40,200)
       Increase in liabilities:
           Accounts payable and accrued expenses                               57,656                52,655
           Advances from and accrued compensation to Chairman,
              Chief Executive Officer and major shareholder                    60,000                    --
                                                                 --------------------- ---------------------
Net Cash Used In Operating Activities                                     (1,246,259)             (160,321)
                                                                 --------------------- ---------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment from a related party                    (171,343)                   --
 Issuance of Notes Receivable                                                     --               (19,000)
                                                                 --------------------- ---------------------
Net Cash Used In Investing Activities                                       (171,343)              (19,000)
                                                                 --------------------- ---------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                     3,961,563                13,353
 Proceeds from exercise of warrants                                           741,511                    --
 Net proceeds (payment) on notes from related parties                       (539,692)               101,187
 Net proceeds on convertible bonds                                                --                 50,000
                                                                 --------------------- ---------------------
Net Cash Provided By Financing  Activities                                 4,163,382                164,540
                                                                 --------------------- ---------------------
NET INCREASE IN CASH                                                        2,745,780              (14,781)
CASH - BEGINNING OF PERIOD                                                    721,396                85,990
                                                                 --------------------- ---------------------
CASH - END OF PERIOD                                                       $3,467,176               $71,209
                                                                 ===================== =====================

See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

During the three month period ended March 31, 2003:

     The Company issued 676,278 shares of common stock to a shareholder in exchange for a note payable of $162,307.

     The Company issued 2,757,400 shares of common stock for various professional services.


See accompanying notes to consolidated financial statements.

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)


1.Interim Presentation
------------------------

The consolidated financial statements as of March 31, 2004 and 2003 and for the three-month period ended March 31, 2004 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2003

2. DETERMINATION OF INTERIM PERIOD COST OF SALES
-------------------------------------------------

The Company utilized an estimated gross profit margin method to determine the interim period's cost of sales.

2. RELATED PARTY TRANSACTIONS
-------------------------------

Entitles controlled by the former wife of the Company's Chairman, Chief Executive Officer and majority shareholder provided the following to the Company in 2004:

       Services:
             Product development                                         $344,904
             Rents and equipment                                          163,362
             Leased employee cost                                         280,461
                                                                  ----------------

                                                                         $788,727
                                                                  ================

These entities also billed the Company for the following:

       Bottling and office equipment                                     $171,343
                                                                  ================

During the first quarter of 2003, the Company exchanged $162,307 of demand notes payable into 676,278 shares of common stock. The notes were held by the largest shareholder who is an officer and director and were converted at the fair market value of the Company stock at the time of conversion.

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)


3. ISSUANCES OF COMMON STOCK
------------------------------

During the first quarter of 2004, the Company:

o sold 10,163,259 shares of its common stock and warrants to purchase 8,888,892 shares of its common stock for net proceeds of $7,561,563. Of this amount, $3.6 million was received in May 2004. This amount is recorded as subscription receivable at March 31, 2004.

o issued 985,668 shares of its common stock for services. The value of these shares was $1,089,908.

o        Issued 1,641,627 shares of its common stock upon exercise of warrants.
         The proceeds upon these exercises were $765,135 of which $23,625 had not been received by March 31, 2004. This amount is recorded as subscription receivable.

o Retired 108,336 shares of its common stock upon settlement of disputes of the predecessor company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

         This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere herein.

         The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this quarterly report and other filings with the Commission and in reports to stockholders and announcements. Certain statements made in this quarterly report may constitute forward-looking statements (within the meaning of Section 27.A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21.E of the Securities Exchange Act of 1934, as amended ("Exchange Act")) regarding the Expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things. All statements that address operating performance, events or developments that our management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or our existing credit facilities, earnings per share growth, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Reform Act.

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

         o        Unexpected delays in completion of bottling facilities

         o        Inability of co-packers to meet production requirements

         o        Interruption of critical packaging materials and/or flavorings

         o Slower than anticipated sales of our products o Increased competition

         o        Greater than expected slotting fees and promotional goods

         The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein. All references to 2004 represent the three month period ended March 31, 2004. All references to 2003 represent the three month period ended March 31, 2003.

BUSINESS OVERVIEW

         We develop, market, sell, and distribute four branded beverages:
Hawaiian Tropic, Geyser Fruit, Geyser Sport, and Geyser Fruta. Our products are orientated to the health conscious consumer looking for an alternative to products containing high sugar and caffeine levels. Our customers include single and multi-store retail operations, governmental agencies, and distributors who in turn sell to retail stores, convenience stores, schools and other outlets.

         During the first quarter of 2004, we had negative cash flow from operations of $1,246,259 and in the first quarter of 2003 we had negative cash flow from operations of $160,321. During 2004, we raised $4,703,074 from the sale of common stock and exercise of warrants, which exceeded cash used in operations. We received an additional $3,600,000 in May 2004 related to the sale of securities.

         During the first quarter of 2004, we had gross profit of $5,766, compared to gross profit of $435,149 in the comparable period. This resulted from lower sales, slotting fees and promotional goods totaling $125,985 paid directly or indirectly to customers for shelf space in their stores for our products. We paid no slotting fees in the first quarter of 2003.

         Operating expenses for 2004 have exceeded the gross profit generated on our sales due to negligible gross profit and to costs associated with developing the infrastructure necessary to support our expected sales growth. Management plans to use aggressive sales promotions, including offering free samples at retail locations, to increase sales of our products. The initial success of this strategy is evidenced by the initial order for our products from a large national retail organization delivered in April 2004 totaling $600,000 and total net sales in April 2004 of approximately $725,000. We expect to continue to obtain new customers for our products in 2004 that would provide for a significant increase in sales compared to the sales levels recorded in the first quarter of 2004.

         Although our sales in the first quarter of 2004 were less than in 2003, we believe that the large increase in sales in April 2004 will continue and we will continue our strategy that we adopted at the beginning of 2003. We believe that we have good products, that our business plan is sound, and that we have sufficient resources to implement our plan. In the first quarter of 2004, we raised net proceeds of approximately $7.0 million through the sale of the Shares and the Warrants. Of this amount, approximately $3.6 million were received in the second quarter of 2004.

         Our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

RESULTS OF OPERATIONS

NET SALES

         During the first quarter of 2004, we recorded net sales of $322,915 compared to sales of $786,079 for the first quarter of 2003. This decrease results primarily from our dedicating our production of inventory for the $600,000 shipment to a new customer during the first week of April 2004. We had believed this shipment would take place in March and therefore did not have sufficient product available for our other customers, which resulted in delays of sales to certain of our customers from late in the first quarter to early in the second quarter. In addition, net sales in the first quarter of 2004 were reduced by slotting fees and promotional goods of $125,985. There were no comparable amounts in 2003. We have two major products: the Hawaiian Tropic brand, with net sales during the first quarter of 2004 of approximately $186,000, and Geyser Products, including Geyser Sport, Geyser Fruta, and Geyser Fruit, with net sales during the first quarter of 2004 of approximately $137,000. During the fourth quarter of 2003, we implemented our marketing program, which placed a high priority on market penetration and establishing distribution channels. This program involves aggressive use of promotional products and activities. We believe that the levels of promotional costs are higher than industry averages, but are necessary to be able to achieve our distribution and market penetration goals.

GROSS PROFIT

         Gross profit was $5,766 in the first quarter of 2004 compared to gross profit of $435,149 in the first quarter of 2003. Gross profit as a percentage of gross sales, without deducting slotting fees and promotional goods, would have been 28% in the first quarter of 2004, which was lower than gross profit as a percentage of sales of 55% in the first quarter of 2003. The decrease in profit margin, excluding slotting fees and promotional goods totaling $125,985, reflects increased minimum royalty on our Hawaiian Tropic products of $30,000 and higher freight costs of $52,000 in 2004. These two increases totaled 18% of gross sales. Freight costs represented 16% of gross sales in the first quarter of 2004 in comparison with 3% in the first quarter of 2003. This increase in freight cost resulted from a broader distribution of our product in the first quarter of 2004 in comparison with the comparable period in 2003, as our current co-packers are located in upstate NY and southern California. During each of the remaining quarters of 2004, we expect to open our own production facilities in the southeast, the south, and the southwest, which should mitigate the costs of freight to many of our geographically disbursed customers.

GENERAL AND ADMINISTRATIVE - THIRD PARTIES

         General and administrative expenses - third parties were $1,108,095 in 2004 compared to $1,166,858 in 2003. These amounts include consulting and legal services for stock of $727,380 in 2004 compared to $869,904 in 2003. We used stock as compensation for services as a means to preserve cash. When and if positive cash flow from operations is generated, we anticipate that the use of this strategy will lessen. General and administrative expenses for 2004 also included professional fees of $191,840, travel costs of $132,046, and accrued officers' compensation of $60,000. We believe that the costs of professional services and bad debt will decrease in future years; however, the travel costs associated with expanding our customer base and production capabilities will continue.

GENERAL AND ADMINISTRATIVE - RELATED PARTIES

         Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer, and majority stockholder provided the following equipment and services to the Company in 2004:

         o        Bottling and office equipment of $171,343

         o        Rents on equipment and facilities under sublease arrangements
                  $163,362

         o        Leased employee cost $280,461

         o        Product development costs of $344,904

NET LOSS

         Net loss was $1,969,540 for 2004 compared to a net loss of $817,028 for 2003. The increase in net loss reflects the impact of lower sales, higher slotting fees and promotional goods and the high levels of general and administrative expenses that were incurred in our efforts to build distribution channels and expand our markets.

         In December of 2003, our Board of Directors declared a dividend in the form of all of the common stock of New Age Packaging & Distribution, Inc., formerly known as American Distributing and Packaging, Inc. ("AD&P"). The distribution of the AD&P shares is expected to occur in 2004. As of March 31, 2004, AD&P had no assets or liabilities and incurred minimal expenses for the three month periods ended March 31, 2004 and 2003. The anticipated business model for AD&P is not compatible with our current operations and we believe that the divestiture will have no material impact on our future operations.

         Since inception we have recorded losses that would provide a future tax benefit of approximately $5,000,000 as of March 31, 2004. A valuation allowance for the full amount of the tax benefit was established based on the lack of a history of earning pretax income.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004 we had working capital of $5,844,205 compared to working capital of $2,515,162 as of December 31, 2003, an increase of $3,329,043. The increase in working capital was primarily attributable to increased cash related to sale of shares of our common stock and warrants and the exercise of warrants. We expect future short-term operations and business expansion to be funded principally by private placements and additional short-term borrowings, including the receipt of subscriptions receivable of $3,600,000 in May 2004.

         Net cash used in operating activities in 2004 was $1,246,259. Our net loss was $1,969,540, which included a depreciation and amortization expense of $85,942 and stock issued for services of $727,380. We have relied extensively on the issuance of stock as a means to pay for professional services. This strategy allows us to preserve cash that can be used for operations and to develop our distribution network.

         Net cash used in investing activities for 2004 was $171,343 and is principally related to the purchase of bottling and other equipment from a related party to provide for business expansion in the future.

         Net cash provided by financing activities for 2004 was $4,163,382. Our financing activities have focused on private placements and funding from related parties that manage the Company or have a stockholder interest in the Company. During the first quarter of 2004, we received cash from private placements of $3,961,563 and proceeds from the exercise of warrants totaling $741,511.

         Pursuant to a factoring agreement, with recourse against us in the event of a loss, we factor the majority of our receivables, which are assigned on a pre-approved basis. At March 31, 2004, the factoring charge amounted to 0.089% per day (32.5% per annum) between the date of purchase of the receivable and the date of payment by our customer. Our obligations to the factor are collateralized by all of our accounts receivable, inventories, and equipment. In addition, we have an accounts receivable factoring agreement with a related party requiring a 5% transaction fee and a daily usage fee based on an annual percentage rate. The maximum amount to be advanced under this agreement is $4,000,000.

         Through March 31, 2004, we relied on third party bottlers for the production of our products and did not own manufacturing facilities. We were able to secure a third-party bottling agreements at what we consider very favorable rates by providing bottlers with production equipment. As of March 31, 2004, approximately $755,000 of our bottling equipment is located in the facility of and used by one bottler. In the first quarter of 2004, we acquired an independent bottling company in Florida for cash of $135,000 and 200,000 shares of common stock issuable at March 31, 2004. We anticipate placing into this facility bottling equipment with a carrying value of approximately $2.3 million. We expect this facility to be producing our products in the second quarter of 2004.

         We will continue to use our existing co-packers and expect to open other bottling facilities to support our sales growth.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements.

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

LONG-LIVED ASSETS

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

INCOME TAXES

         Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

REVENUE RECOGNITION

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

(b) Changes in internal controls.

         There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

         As of April 2, 2004, the Company was served with a copy of a summons and complaint, styled South Beach Beverage Company, Inc., a Delaware corporation, Plaintiff, vs. American Water Star, Inc., a Nevada corporation, and Roger Mohlman, Defendants, United States District Court, District of Nevada, Case No. CV-S-04-0387-KJD-LRL. On April 22, 2004, the parties filed with the Court a stipulation granting defendants an extension of time up to and including May 24, 2004 to respond to the complaint. Plaintiff has alleged causes of action for trademark infringement, unfair competition and unfair and deceptive trade practices, and trademark dilution based upon the Company's February 10, 2004, announcement of the commencement of the launch of its South Beach line of beverages and the filing of certain U.S. trademark applications. Plaintiff seeks a permanent injunction against defendants' use of certain trademarks alleged by plaintiff to be its property and against certain conduct alleged by plaintiff to constitute unfair practices, an order of abandonment of certain of the Company's pending trademark applications, and damages consisting of the Company's profits and plaintiff's losses (actual and trebled) derived from the conduct alleged by plaintiff to have been improper, as well as incidental disclosure and plaintiff's attorneys' fees. The defendants have not yet fully analyzed the complaint, but, upon preliminary analysis, believe that plaintiff's allegations are without merit. The defendants expect to defend the action vigorously.

ITEM 2. CHANGES IN SECURITIES

RULE 506 OFFERINGS

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

         On February 18, 2004, the Company consummated the issuance of (i) 8,888,892 newly-issued shares of the common stock, (ii) Unit Warrants to purchase 4,444,442 newly-issued shares of the Company's common stock, and (iii) Green Shoe Warrants to purchase 4,444,446 newly-issued shares of the Company's common stock, to a small number of institutional and other accredited investors, resulting in approximately $8 million in gross proceeds to the Company, prior to the exercise of the Warrants. Of such amount, $4,000,000 is held in escrow pending the filing by the Company of a registration statement in respect of the Shares and the shares of common stock underlying the Warrants. The effective price in the private placement was $.90 for each unit. Each unit consists of one Share of common stock, a Unit Warrant to purchase one-half of a share of common stock, and a Green Shoe Warrant to purchase one-half of a share of common stock. The unit purchase price was determined based on the fair market value of the Company's common stock as determined in good faith by the board of directors of the Company. The Unit Warrants have an exercise period of five years and an exercise price of $1.65 per share. The Green Shoe Warrants have an exercise period of 45 days following the effectiveness of the Registration Statement and an exercise price of $1.25 per share. The Unit Warrants are exercisable in cash, and, under certain circumstances, allow for cashless exercise, representing a potential $7.3 million in additional proceeds. The Green Shoe Warrants are exercisable in cash, and, under certain circumstances, allow for cashless exercise, representing a potential $5.6 million in additional proceeds. Assuming the Warrants are fully-exercised, the total gross proceeds of this offering are approximately $20.9 million. The Company has received a limited waiver from the subscribers in such private offering in respect of the Company's failure to have filed its Form SB-2 registration statement with the Commission by April 2, 2004. The Company acknowledges the liquidated damages obligations set forth in Section
11.4 of the related Subscription Agreement and will act in accordance with such section.

         The above sales were made in reliance upon the private offering exemptions contained in Rule 506 of Regulation D of the Act. Each investor represented that he/she/it was acquiring the securities for investment purposes only and not with a view to distribute. Each investor further represented that he/she/it (a) had such knowledge and experience in financial and business matters and was capable of evaluating the merits and risks of the investment,
(b) was able to bear the complete loss of the investment, and (c) had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information. Each investor further represented to the Company that he/she/it was an "accredited investor" as such term is defined in Rule 501 of the Securities Act.
                                       16

ISSUANCE OF SECURITIES FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

         On February 3, 2004, the Company executed a Consulting Agreement with Alpine Capital Partners, Inc. ("Alpine") pursuant to which Alpine will assist the Company by conducting public relations work throughout the financial community commencing February 1, 2004 and running through February 1, 2007, and in partial consideration therefor, the Company issued Alpine 750,000 shares of its restricted common stock, and agreed to include those shares in the Company's next registration statement.

         Effective February 26, 2004, the Company issued 100,000 shares of its restricted common stock to D.A.M.E., Inc. ("D.A.M.E.") pursuant to a Consultant Agreement under which D.A.M.E. will be responsible for sourcing and developing advertising campaigns, trademark designs, slogans and artwork for the Company for a period of 24 months commencing January 1, 2004.

         On March 1, 2004, the Company issued 10,000 shares of its restricted common stock to one person in full consideration of services to be performed under a six month Consulting Agreement commencing on February 21, 2004, whereby he will develop artwork design for new labels and advertisement.

         On March 1, 2004, the Company issued 50,000 shares of its restricted common stock to one person in partial consideration of services to be performed under an Independent Consultant Agreement commencing February 21, 2004 and ending February 21, 2007, whereby he will develop artwork design for new labels and advertisement artwork.

         On March 1, 2004, the Company issued 50,000 shares of its restricted common stock to one person in partial consideration of services to be performed under an Independent Consultant Agreement commencing February 21, 2004 and ending February 21, 2007, whereby he will serve as a sales and marketing consultant for the Company's wholly-owned subsidiary, All-Star Beverages, Inc.

         Effective March 12, 2004, the Company issued 71,500 shares of its restricted common stock to one person pursuant to a Consultant Agreement under which he will promote the Company's products by participating in marketing programs throughout the United States and South America for a period of one year commencing January 1, 2004.

         On April 1, 2004, the Company granted options for the purchase of up to 1,000,000 shares of its common stock at an exercise price of $1.28 per share to an individual in connection with the execution of a 12-month Consultant Agreement. The options expire on the sooner of March 31, 2005, or 30 days following the termination of the Consultant Agreement.

         On April 12, 2004, the Company issued 280,000 shares of restricted common stock to one individual in full consideration for investor relations services to be provided pursuant to an Independent Contractor Agreement commencing May 1, 2004 and ending on April 30, 2005. This person's prior services agreement with the Company expired April 30, 2004.

         On April 16, 2004, the Company issued 350,000 shares of restricted common stock to one person in consideration of consulting services to be provided pursuant to a Consulting Agreement.

REDWOOD CONSULTANTS, LLC: ISSUANCE OF SECURITIES FOR SERVICES; WARRANT EXERCISE

         On July 21, 2003, the Company entered into a Consulting Agreement with Redwood Consultants, LLC ("Redwood") for a period ending January 20, 2004. Pursuant to the Agreement, the Company issued Redwood 100,000 shares of common stock as a non-refundable commencement bonus. Further, the Agreement provides for the issuance of 100,000 shares of common stock per month commencing August 21, 2003 along with a warrant to purchase 100,000 shares of common stock. As of the date of this Registration Statement, Redwood has been issued a total of 800,000 shares and warrants to purchase (i) 100,000 shares at the exercise price of $0.25, (ii) 100,000 shares at the exercise price of $0.50, (iii) 100,000 shares at the exercise price of $0.75, (iv) 100,000 shares at the exercise price of $1.00, and (v) 100,000 shares at the exercise price of $2.00. The warrants are exercisable from the date of grant until December 31, 2004. The shares and the shares issuable upon warrant exercise are restricted against resale and carry piggy-back registration rights.

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

ISSUANCE OF SECURITIES FOR WARRANT EXERCISE

         At the year ended December 31, 2003, the Company had outstanding warrants to purchase up to 4,673,550 shares of its common stock with varying exercise prices, terms and conditions. The warrants were granted in connection with private placement unit offerings or in connection with services rendered or to be rendered to the Company under consulting contracts. Between January 23, 2004 and the date of this Report, 1,882,487 of those warrants had been exercised resulting in $741,511 cash proceeds to the Company and contract services valued at $300,000 to be provided by Redwood for a period of three years as described above.

ISSUANCE OF SECURITIES FOR ACQUISITION

         During the first quarter 2004, the Company acquired an independent bottling company in Florida for cash of $135,000 and 200,000 shares of its common stock.

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

         On February 20, 2004, the Company granted a 200,000 share stock award under the Stock Plan to Roger Mohlman in consideration of his services to the Company during the years 2002 and 2003. In accordance with Section 5 of the Plan, the shares were issued pursuant to Mr. Mohlman's services as an executive officer of the Company, as described elsewhere in this Registration Statement.

         On February 20, 2004, the Company granted a 50,000 share stock award under the Stock Plan to Jerry Ludeman in consideration of his services to the Company during the year 2003. In accordance with Section 5 of the Plan, the shares were issued in connection with Mr. Ludeman's performance of services for the Company.

         In addition, the Stock Plan provides for the issuance of the Company's equity securities as compensation for consulting and/or legal services provided to the Company from time to time. The Company limits the recipients of stock issued pursuant to the Stock Plan to natural persons who performed bona-fide services to the Company which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for the Company's securities. All shares issued pursuant to the Stock Plan were registered with the Commission on Form S-8, as follows:

SEC Registration Number      Effective Date of       Number of securities    Number of securities remaining
                             Registration            issued under equity     available for future issuance
                             Statement               compensation plan       under equity compensation plans
                                                                             (excluding securities reflected in
                                                                             column (c))
(a)                          (b)                     (c)                     (d)
     333-85652                     04/05/02                4,900,000 (1)                    10,000
     333-87846                     05/08/02                1,995,000 (1)                     5,000
     333-103529                    02/28/03                4,997,500 (1)                     2,500
     333-115449                    05/13/04                  200,000 (1)                         0

(1) Number of shares issued pursuant to these Registration Statements as of May 17, 2004. During the quarter ended March 31, 2004, 300,000 of these shares were issued to 1 person who provides consulting or legal services to the Company.

SPIN-OFF OF WHOLLY-OWNED SUBSIDIARY, NEW AGE PACKAGING & DISTRIBUTION, INC., FORMERLY KNOWN AS AMERICAN DISTRIBUTION AND PACKAGING, INC.

         On January 27, 2004, the Company announced that it would spin-off AD&P, a wholly-owned subsidiary of the Company, by distributing the capital stock of AD&P, on a one share for one share basis, to the Company's stockholders of record at March 15, 2004. The spin-off is intended to allow the Company to focus on the traditional bottled beverage market and to allow AD&P to focus on the bag box beverage market. The distribution of shares will take place once a registration statement is filed and declared effective by the Commission. As of the date of this Report, no such registration has been effected.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

NUMBER         DESCRIPTION
-------------- --------------------------------------------------------
3.1            Articles of Incorporation (Exhibit 3.1 to the Company's Annual
               Report on Form 10-KSB filed on April 13, 2000 and incorporated by reference herein)

-------------- --------------------------------------------------------
3.2 Certificate of Amendment to the Company's Articles of Incorporation (Exhibit 3.2 to the Company's Annual Report on Form 10-KSB filed on April 13, 2000 and incorporated by reference herein)

-------------- --------------------------------------------------------
3.3 Certificate of Change in Number of Authorized Shares Pursuant to NRS 78.209, which define the rights of holders of the equity securities being registered (Exhibit 4.3 of the Company's Report on Form S-8 filed on April 5, 2002 and incorporated by reference herein)

-------------- --------------------------------------------------------
3.4 Certificate of Amendment to the Company's Articles of Incorporation changing the name of the Company and increasing its authorized common stock (Exhibit 3.4 of the Company's Quarterly Report on Form 10-QSB filed on May 20, 2002 and incorporated by reference herein)

-------------- --------------------------------------------------------
3.5 Bylaws (Exhibit 3.3 of the Company's Annual Report on Form 10-KSB filed on April 13, 2000 and incorporated by reference herein)

-------------- --------------------------------------------------------
3.6 Articles of Exchange completing the acquisition of American Distribution & Packaging, Inc. (Exhibit 3.6 of the Company's Annual Report on Form 10-KSB/A filed on April 22, 2003 and incorporated by reference herein)

-------------- --------------------------------------------------------
3.7 Articles of Exchange completing the acquisition of All-Star Beverage, Inc. (Exhibit 3.7 of the Company's Annual Report on Form 10-KSB/A filed on April 22, 2003 and incorporated by reference herein)

-------------- --------------------------------------------------------
4.1 Certificate of Designation of Series A Convertible Preferred Stock (Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed on April 5, 2002 and incorporated by reference herein)
-------------- --------------------------------------------------------

-------------- --------------------------------------------------------
4.2 Stock Plan (Exhibit 4.6 of the Company's Registration Statement on Form S-8 filed on February 28, 2003 and incorporated by reference herein)

-------------- --------------------------------------------------------
4.3 Form of Subscription Agreement, dated February 18, 2004, by and among the Company and the investors a party thereto (Exhibit 4.1 of the Company's Report on Form 8-K filed on February 28, 2004 and incorporated by reference herein)

-------------- --------------------------------------------------------
4.4 Form of Unit Warrant issued pursuant to the Securities Purchase Agreement, dated February 18, 2004 by and among the Company and the investors a party thereto (Exhibit 4.2 of the Company's Report on Form 8-K filed on February 28, 2004 and incorporated by reference herein)

-------------- --------------------------------------------------------
4.5 Form of Green Shoe Warrant issued pursuant to the Securities Purchase Agreement, dated February 18, 2004 by and among the Company and the investors a party thereto (Exhibit 4.3 of the Company's Report on Form 8-K filed on February 28, 2004 and incorporated by reference herein)

-------------- --------------------------------------------------------
5.1 Form of opinion of Bryan Cave LLP regarding legality of common stock (to be filed by amendment)

-------------- --------------------------------------------------------
10.1           Reserved.

-------------- --------------------------------------------------------
10.2           Reserved.

-------------- --------------------------------------------------------
10.3           Reserved.

-------------- --------------------------------------------------------
10.4           Reserved.

-------------- --------------------------------------------------------
10.5 Employment Agreement with Roger Mohlman (Exhibit 10.4 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein)

-------------- --------------------------------------------------------
10.6 Employment Agreement with Thomas F. Krucker (Exhibit 10.5 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein)

-------------- --------------------------------------------------------
10.7 Trademark and Design License Agreement dated January 1, 2003 for the use of the Hawaiian Tropic name (Exhibit 10.6 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein)

-------------- --------------------------------------------------------
31.1* Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(a)

-------------- --------------------------------------------------------
31.2* Certification by the Chief Executive and Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------- --------------------------------------------------------


* Filed herewith.

(b) Reports on Form 8-K.

On January 27, 2004, the Company filed a Current Report on Form 8-K announcing the spin-off of its wholly-owned subsidiary, New Age Packaging & Distribution, Inc., formerly known as American Distribution & Packaging, Inc.

On February 19, 2004, the Company filed a Current Report on Form 8-K announcing the issuance of shares and warrants in connection with a private placement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    (Registrant) AMERICAN WATERSTAR, INC.


                                     By:/s/ Roger Mohlman
                                        -------------------------------------
                                        Roger Mohlman,
                                        Chief Executive Officer,
                                        President and Chief Financial Officer

Date:  May 19, 2004