Form 10QSB/A
period 2004-03-31
AMERICAN WATER STAR  INC
filed 2004-05-24
CIK 1041580

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

     Item 6. Exhibits and Reports on Form 8-K.................... 20

Signatures....................................................... 21

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 March 31, 2004

                                     ASSETS
CURRENT ASSETS:
     Cash                                                                                    $ 3,467,176
     Accounts receivable                                                                         150,790
     Inventories                                                                               2,883,343
     Notes receivable                                                                             35,000
     Intangible asset held for sale                                                              135,000
                                                                                   -----------------------
Total Current Assets                                                                           6,671,309

PROPERTY & EQUIPMENT:
     Property and equipment, net of accumulated depreciation of $394,340                       1,532,064
     Property and equipment held for future use                                                2,268,601
     Deposits/Other                                                                               92,940
                                                                                   -----------------------
TOTAL ASSETS                                                                                 $10,564,914
                                                                                   =======================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and other accrued expenses                                                $437,538
     Advances from and accrued compensation to chairman, chief executive officer
       and   majority shareholder                                                                386,510
     Payable to related parties                                                                    3,056
                                                                                    ----------------------
Total Current Liabilities                                                                        827,104
                                                                                    ----------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued                    --
     Series A preferred convertible stock, 4,100,000 shares
     authorized, none issued                                                                         --
     Common stock, $.0001 par value, 150,000,000 shares authorized, 75,945,424
       shares issued and outstanding                                                               7,595
     Additional paid in capital                                                               23,227,360
     Stock subscription receivable                                                           (3,623,625)
     Stock issued for future services                                                        (1,000,411)
     Accumulated deficit                                                                     (8,873,109)
                                                                                    ----------------------
Total Shareholders' Equity                                                                    9,737,810
                                                                                    ----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $10,564,914
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

Date:  May 21, 2004