Form 10QSB
period 2004-06-30
AMERICAN WATER STAR  INC
filed 2004-08-13
CIK 1041580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended: June 30, 2004

                        Commission file number 000-22785


                            AMERICAN WATER STAR, INC.
             (Exact name of registrant as specified in its charter)


             NEVADA                                   87-0636498
    ------------------------                      ----------------
    (State of incorporation)                      (I.R.S. Employer
                                                 Identification No.)


4560 S. DECATUR, SUITE 301, LAS VEGAS, NEVADA             89103
---------------------------------------------          ----------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (702) 740-7036
                                                   -----------------------------


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

There are 78,118,969 shares of common stock issued and outstanding as of August 13, 2004.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                June 30, 2004 and
 For Each of the Three-Month and Six-Month Periods Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------

Financial Statements of American Water Star, Inc. and Its Subsidiaries:
      Consolidated Balance Sheet as of June 30, 2004 (Unaudited)..........................1

      Consolidated Statements of Operations For Each of the
        Three-Month and Six-Month Periods Ended June 30, 2004 and 2003
        (Unaudited).......................................................................3

      Consolidated Statements of Cash Flows For Each of the Six-Month
        Periods Ended June 30, 2004 and 2003 (Unaudited)..................................4

Notes to the Consolidated Financial Statements as of June 30, 2004 and For Each
   of the Three-Month and Six-Month Periods Ended June 30, 2004 and 2003
   (Unaudited)............................................................................6

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  June 30, 2004
--------------------------------------------------------------------------------

                                     ASSETS

 Current assets:
      Cash                                                           $ 1,744,689
      Accounts receivable                                                337,306
      Inventories                                                      3,200,797
      Notes receivable                                                    70,000
      Due from related party                                             143,444
      Prepaid expenses and other                                          43,841
                                                                     -----------
           Total current assets                                        5,540,077
                                                                     -----------

Property, plant and equipment, net of accumulated
  depreciation of $484,128                                             3,783,550
                                                                     -----------

Other assets:
      Bottling and other equipment held for future use                 3,818,151
      Intangible assets                                                  362,980
      Deposits and other                                                 126,275
                                                                     -----------
           Total other assets                                          4,307,406
                                                                     -----------

TOTAL ASSETS                                                         $13,631,033
                                                                     ===========

    The accompanying notes are an integral part of the financial statements.

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  June 30, 2004
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and other accrued expenses                        $    484,154
      Advances from the Company's Chairman, Chief Executive Officer
        and largest shareholder                                               227,000
      Due to related party                                                  1,046,258
                                                                         ------------

TOTAL CURRENT LIABILITIES                                                   1,757,412

                                                                         ------------

 Commitments and contingencies

  Shareholders' equity:

      Preferred stock, $.0001 par value, 20,000,000 shares
        authorized, none issued                                                    --
      Series A preferred convertible stock, 4,100,000 shares
        authorized, none issued                                                    --
      Common stock, $.0001 par value, 150,000,000 shares authorized,
        77,547,540 shares issued and outstanding                                7,755
      Additional paid in capital                                           25,076,591
      Stock subscription receivable                                           (23,625)
      Unearned consulting and legal services                               (1,729,021)
      Accumulated deficit                                                 (11,458,079)
                                                                         ------------
TOTAL SHAREHOLDERS' EQUITY                                                 11,873,621

                                                                         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 13,631,033
                                                                         ============

    The accompanying notes are an integral part of the financial statements.

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

 For Each of the Three-Month and Six-Month Periods Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------

                             FOR THE THREE-MONTH PERIOD ENDED     FOR THE SIX-MONTH PERIOD ENDED
                             --------------------------------    -------------------------------

                             JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004     JUNE 30, 2003
                             -------------     -------------     -------------     -------------
Sales                        $  1,857,962      $    978,563      $  2,298,403      $  1,764,642
                             ------------      ------------      ------------      ------------
      Less: slotting
        fees                      174,021                --           291,547                --
                             ------------      ------------      ------------      ------------

Net sales                       1,683,941           978,563         2,006,856         1,764,642
Cost of sales                   1,077,330           670,434         1,394,479         1,076,483
                             ------------      ------------      ------------      ------------

Gross profit                      606,611           308,129           612,377           688,159
                             ------------      ------------      ------------      ------------
Operating expenses:
      General and
        administrative
        - third
        parties                 2,771,262           365,164         3,879,357         1,590,562
      General and
        administrative
        - related
        parties                   328,613                --         1,117,340                --
      Depreciation
        and amortization           65,680            37,917           144,164            30,684
                             ------------      ------------      ------------      ------------
           Total
           operating
           expenses             3,165,555           403,081         5,140,861         1,621,246
                             ------------      ------------      ------------      ------------

Net loss from operations       (2,558,944)          (94,952)       (4,528,484)         (933,087)
                             ------------      ------------      ------------      ------------

Interest expense                  (26,026)         (133,452)          (26,026)         (159,649)
                             ------------      ------------      ------------      ------------

NET LOSS                     $ (2,584,970)     $   (228,404)     $ (4,554,510)     $ (1,092,736)
                             ============      ============      ============      ============

NET LOSS PER COMMON
  SHARE - BASIC AND
  DILUTED                    $      (0.03)     $      (0.01)     $      (0.06)     $      (0.03)
                             ============      ============      ============      ============

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING -
  BASIC AND DILUTED            76,554,504        34,518,499        72,825,860        33,158,107
                             ============      ============      ============      ============

    The accompanying notes are an integral part of the financial statements.

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

         For Each of the Six-Month Periods Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------

                                                                                  FOR THE SIX-MONTH PERIOD ENDED
                                                                                  -------------------------------
                                                                                  JUNE 30, 2004     JUNE 30, 2003
                                                                                  -------------     -------------
Cash flows from operating activities:
      Net loss                                                                     $(4,554,510)     $(1,092,736)
           Adjustments to reconcile net loss to net cash provided by (used in)
             operating activities:
               Depreciation and amortization                                           175,999          200,883
               Stock issued for services                                             1,628,568          966,759
               Amortization - deferred  costs                                           33,279           99,856
           Decrease (increase) in assets:
               Accounts receivable                                                    (312,465)      (1,021,313)
               Inventories                                                            (241,012)          65,539
               Deposits and other assets                                              (123,615)         (40,200)
           Increase (decrease) in liabilities:
               Accounts payable and accrued expenses                                    99,271          505,333
               Advances from the Company's Chairman, Chief
                Executive Officer and largest shareholder, net                         (94,510)          69,600
                                                                                   -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                               (3,388,995)        (246,279)
                                                                                   -----------      -----------
Cash flows used in investing activities:
      Purchase of land and building - third parties                                 (2,366,470)              --
      Purchase of equipment from third parties                                        (113,535)         (45,850)
      Purchase of equipment from related party                                         (32,881)              --
      Purchase of equipment from third parties - held for
        future use                                                                     (70,869)              --
      Purchase of equipment held for future use -
      related party                                                                 (1,488,711)              --
      Intangible assets                                                               (135,000)              --
      Issuance of notes receivable                                                     (35,000)          (4,550)
                                                                                   -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                               (4,242,466)         (50,400)
                                                                                   -----------      -----------
Cash flows provided by financing activities:
      Proceeds from issuance of common stock                                         7,282,801           11,250
      Proceeds from exercise of warrants                                             1,011,886               --
      Net proceeds on advances from  related parties                                   360,067          193,336
      Net proceeds on convertible bonds                                                     --           50,000
                                                                                   -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            8,654,754          254,586
                                                                                   -----------      -----------
NET INCREASE (DECREASE) IN CASH                                                      1,023,293          (42,093)
CASH - BEGINNING OF PERIOD                                                             721,396           85,990
                                                                                   -----------      -----------
CASH - END OF PERIOD                                                               $ 1,744,689      $    43,897
                                                                                   ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

         For Each of the Six-Month Periods Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------


Supplemental Disclosure of Non-Cash Investing and Financing Activities:

      During the quarter ended June 30, 2004, the Company issued stock to former owners of a beverage company valued at approximately $228,000 in connection with an asset acquisition.

      During the quarter ended June 30, 2003, the Company's Chairman, Chief Executive Officer and largest shareholder exchanged inventory with predecessor cost of $1,253,355 for 15,666,934 shares of common stock, the fair value of the shares issued.

      During the six-month period ended June 30, 2003 the Company converted $262,827 of notes payable - related party into 1,878,523 shares of common stock. The convertible notes were held by the Company's Chairman, Chief Executive Officer and largest shareholder or entities directly or indirectly controlled by that shareholder.




      The accompanying notes are an integral part of the financial statements.

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             As of June 30, 2004 and
           For the Each of the Three-Month and Six-Month Periods Ended
                             June 30, 2004 and 2003
--------------------------------------------------------------------------------

1.    INTERIM PRESENTATION

      The consolidated financial statements as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2003.

2.    DETERMINATION OF INTERIM PERIOD COST OF SALES

      The Company utilized an estimated gross profit margin method to determine the interim period's cost of sales.

3.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at June 30, 2004 consisted of the following:

              Building and land                      $ 2,366,470
              Bottling and other equipment               841,896
              Office equipment                           498,364
              Furniture and fixtures                      80,192
              Website                                    357,589
              Vehicles                                    20,300
              Improvements                               102,867
                                                     -----------

                                                       4,267,678

                  Less: accumulated depreciation        (484,128)
                                                     -----------

              TOTAL PLANT AND EQUIPMENT, NET         $ 3,783,550
                                                     ===========



      Bottling and other equipment with a book value of $3,818,151 has not been put into use at June 30, 2004 and is classified as bottling and other equipment held for future use.

      Depreciation expense was $52,643 and $66,919 for each of the three-month periods ended June 30, 2004 and 2003 and $102,605 and $133,838 for the each of the six-month periods ended June 30, 2004 and 2003, respectively.

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             As of June 30, 2004 and
           For the Each of the Three-Month and Six-Month Periods Ended
                             June 30, 2004 and 2003
--------------------------------------------------------------------------------

3.    PROPERTY, PLANT AND EQUIPMENT, CONTINUED

      Depreciation included in cost of sales was $24,097 and $33,522 for each of the three-month periods ended June 30, 2004 and 2003 and $48,194 and $67,045 for the each of the six-month periods ended June 30, 2004 and 2003, respectively.

      Amortization expense related to website and tenant improvements was $37,414 and $35,980 for each of the three-month periods ended June 30, 2004 and 2003 and $73,394 and $71,960 for the each of the six-month periods ended June 30, 2004 and 2003, respectively.

4.    RELATED PARTY TRANSACTIONS

      Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer and largest shareholder provided the following to the Company in 2004:

      Services:

                                                               FOR THE                FOR THE
                                                             THREE-MONTH             SIX-MONTH
                                                            PERIOD ENDED           PERIOD ENDED
                                                            JUNE 30, 2004          JUNE 30, 2004
                                                            -------------          -------------
           Product development                           $         113,140       $         458,044
           Rents on equipment and facilities
             under sublease arrangements                           191,977                 355,339
           Leased employee cost                                     23,496                 303,957
                                                         -----------------       -----------------

           TOTAL                                         $         328,613       $       1,117,340
                                                         =================       =================

      These entities sold bottling and office equipment to the Company for $1,350,249 and $1,521,592 in the three-month and six-month periods ended June 30, 2004, respectively. There were no amounts paid to related parties for purchases of bottling and other office equipment or for services during the three-month and six-month periods ended June 30, 2003.

      During the first quarter of 2003, the Company exchanged $162,307 of demand notes payable into 676,278 shares of common stock. The notes were held by the the Company's Chairman, Chief Executive Officer and largest shareholder and were converted at the fair market value of the Company stock at the time of conversion.

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             As of June 30, 2004 and
           For the Each of the Three-Month and Six-Month Periods Ended
                             June 30, 2004 and 2003
--------------------------------------------------------------------------------

      5.    CAPITAL STOCK TRANSACTIONS

      During the first quarter of 2004, the Company:

      - Sold 10,163,259 shares of its common stock and issued warrants to purchase 8,888,888 shares of its common stock for net proceeds of $7,418,035. Of this amount, $3.6 million was received in May 2004.

      - Issued 985,668 shares of its common stock for services. The fair value of these shares at the date of issuance was $1,089,908.

      - Issued 1,741,626 shares of its common stock upon exercise of warrants. The proceeds upon these exercises were $816,548 of which $23,625 had not been received by June 30, 2004. This amount is recorded as subscription receivable.

      - Retired 108,336 shares of its common stock upon settlement of disputes of the predecessor company.


      During the second quarter of 2004, the Company:

      - Issued 200,000 shares of its common stock as partial consideration for the acquisition of the assets of Sunset Bottling Company.

      - Issued 425,517 shares of its common stock upon exercise of warrants. The proceeds from the exercise of these warrants was $217,875.

      - Issued 876,600 shares of its common stock for services. The fair value of these shares at the date of issuance was $999,750.

      - Issued warrants to purchase 1 million shares of its common stock for services. The warrants have a one year life, are exercisable at $1.28 per share, and had a fair value at the date of issuance of $630,000.

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             As of June 30, 2004 and
           For the Each of the Three-Month and Six-Month Periods Ended
                             June 30, 2004 and 2003
--------------------------------------------------------------------------------

5.    CAPITAL STOCK TRANSACTIONS, CONTINUED

      During the first quarter of 2003, the Company:

      - Exchanged $162,307 of demand notes payable into 676,278 shares of common stock. The convertible notes were held by a the Company's Chairman, Chief Executive Officer and largest shareholder and were converted at the fair value of the shares at the date of the conversion.

      - Issued 39,000 shares to convertible note holders in exchange for an agreement to extend the term of the notes. The fair value of the shares at the date of the agreement was $7,780; which was recorded as interest expense.

      - A convertible note holder elected to convert $10,000 of notes into 50,370 shares of common stock with the per share conversion value established pursuant to the terms of the convertible note agreement.

      - Issued 2,743,923 shares of its common stock for services. The fair value of these shares at the date of issuance was $871,424.


      During the second quarter of 2003, the Company:

      - Issued 15,666,934 shares of its common stock to its Chairman, Chief Executive Officer and largest shareholder in exchange for inventory with predecessor cost of $1,253,355. The fair value of the shares issued equalled the predecessor cost of the inventory.

      - Sold 1,151,875 shares of its common stock to entities controlled by its Chairman, Chief Executive Officer and largest shareholder for $92,150, the fair value of the shares at the date of the sale.

      - Issued 834,069 shares of its common stock for services. The fair value of the shares at the date of issuance was $112,926.

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             As of June 30, 2004 and
           For the Each of the Three-Month and Six-Month Periods Ended
                             June 30, 2004 and 2003
--------------------------------------------------------------------------------


6.    MAJOR CUSTOMER

      During the quarter ended June 30, 2004, the Company began shipping product to a major discount retailer throughout the United States. Sales to this customer represented 61% and 51% of Company net sales for the three-month and six-month period ended June 30, 2004, respectively. At June 30, 2004, the accounts receivable related to this customer was approximately $258,000, which represented 76% of the total accounts receivable.

7.    SUBSEQUENT EVENT

      During July 2004, the Company's Chairman, Chief Executive Officer and largest shareholder advanced $1.5 million to the Company. This unsecured note is due on January 2, 2006 and will accrue interest at the rate of 1.50% per annum.

8.    COMMITMENTS AND CONTINGENCIES

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

      On April 2, 2004, the Company was served with a complaint by South Beach Beverage Company, Inc. in a matter that alleges trademark infringement among other things. The plaintiffs are seeking a permanent injunction against the Company's use of certain trademarks. During 2002, 2003, and through March 31, 2004, the Company has not sold, nor does it have any orders for, any of the products that may be involved in this dispute. The Company has not as of yet adequately reviewed the complaint, but based on its preliminary analysis, management believes the allegations are without merit and plans to vigorously defend itself in this legal matter.

      On May 14, 2004, the Company was served with a complaint by First Advisory, LLC. As of May 28, 2004, the Company filed a Notice of Removal. Plaintiff has alleged causes of action for Breach of Contract/Specific Performance and a Declaratory Judgment regarding the earning of certain shares of the Company's common stock. Plaintiff seeks the delivery of 400,000 restricted shares of the Company's common stock, the delivery of an additional 700,000 shares of the Company's common stock without restrictions, and registration of 150,000 previously issued and delivered shares of the Company's common stock. The Company brought a Motion to Dismiss for Lack of Personal Jurisdiction or in the Alternative to Transfer for Convenience to Nevada. The Company believes that the allegations are without merit and intends to defend this matter vigorously.

      On April 14, 2004, Michiana Dairy Products, LLC filed a lawsuit against the Company alleging breach of contract and fraudulent inducement. Plaintiff seeks damages and pre-judgment interest thereon. The Company has denied the material allegations of the Complaint and has filed a counter-claim against Michiana Dairy Processors, LLC, and a third-party complaint against Enhance Packaging Technologies, Inc. n/k/a/ Liqui-Box Canada Inc. In the counter-claim and third party complaint, the Company alleged counts of breach of contract, good faith and fair dealing, negligence, indemnification, breach of express warranty, breach of implied warranty, fraud, constructive fraud, and promissory estoppel and seeks damages. The Company believes plaintiff's allegations are without merit and that the Company has been damaged by plaintiff. Discovery has commenced. The Company intends to pursue this matter vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

      o Slower than anticipated sales of our products and/or increased competition

      o     Greater than expected slotting fees and promotional goods

      The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein. All references to 2004 represent the three- or six-month period ended June 30, 2004. All references to 2003 represent the three- or six-month periods ended June 30, 2003.

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

      Through June 30, 2004, we have relied upon third parties to produce our products. Commencing in August 2004 we expect our first three production facilities to commence operations. These facilities are located in Jacksonville, Florida; Magnolia, Mississippi; and Phoenix, Arizona. These three facilities will have eight bottling lines in operation during the third quarter of 2004, which we expect will increase to 10 bottling lines in operation in the fourth quarter of 2004. We also currently expect to open a bottling facility in Honolulu, Hawaii in early 2005. The initial three facilities are expected to commence production with the ability to produce over 4,300,000 cases (3,000 truckloads) of beverages monthly. We believe that our cost to produce our products will be less in our new production facilities than we currently are experiencing. We plan to continue to use the co-packing arrangements currently in place to supplement our production needs. We believe this new production capacity will be sufficient to meet the demands for our products. The cost of these facilities is expected to exceed $10 million. We expect to finance the cost of these facilities through the proceeds of future equity or debt offerings, and lease and debt financing.

      In February 2004 we acquired the assets of Sunset Bottling Company ("Sunset"), the site of our Jacksonville, Florida production facility. The cost of these assets totaled $362,980, consisting of $135,000 cash paid to Sunset and issued 200,000 shares of our common stock valued at $227,980. In July 2004, we sold the private label water business acquired in the Sunset transaction for $250,000. This sale provides for the buyer to pay us $1.00 for each case of water sold to private label customers until the purchase price has been paid or until July 2009, whichever occurs first. We will record payments received as a reduction of the intangible asset recorded as a result of the Sunset asset acquisition.

      We initially sold our products exclusively through distributors, who then supplied our products to retailers. Although we still use distributors, we have expanded our sales effort through sales directly to retailers. At December 31, 2003 we sold directly to customers with about 400 retail locations. At July 31, 2004, we sell directly to customers with over 11,000 retail locations. We expect to increase sales to our existing customers and continue to increase the number of our customers in the second half of 2004.

      During the first two quarters of 2004, we had negative cash flow from operations of $3,388,995 and in the first two quarters of 2003 we had negative cash flow from operations of $246,279. During the first two quarters of 2004, we raised $8,294,687 from the sale of common stock and exercise of warrants, which exceeded cash used in operations.

      During the second quarter and first two quarters of 2004, we had gross profit of $606,611 (36% of net sales) and $ 612,377 (31% of net sales), respectively, compared to gross profit of $308,129 (31% of net sales) and $688,159 (39% of net sales), respectively, in the comparable periods in 2003. Gross profit amounts in 2004 were reduced by slotting fees and the cost of promotional goods totaling $203,066 (11% of gross sales) and $333,372 (15% of gross sales) in the three- and six- month periods in 2004. There were no comparable amounts in 2003. These amounts were paid directly or indirectly to customers for shelf space in their stores for our products. We expect these costs to continue and most likely will increase as we continue to increase the number of retail locations in which our products are offered for sale to the public. The increase in gross profit during the second quarter of 2004 compared to the second quarter of 2003 is primarily a result of the increased sales in 2004.

      Operating expenses for three- and six- month periods in 2004 exceeded the gross profit generated on our sales due to costs associated with developing the infrastructure necessary to support our expected sales growth and legal, accounting and consulting costs. Management plans to use aggressive sales promotions, including offering free samples at retail locations, to increase sales of our products. The initial success of this strategy is evidenced by the large increase in the number of retail locations in which our products are carried and the initial order for our products from a large national retail organization to which $600,000 of products were delivered in April 2004. Total sales to this customer in the second quarter of 2004 exceeded $1 million. We expect to continue to obtain new customers for our products in 2004 that would provide for continued significant increase in sales compared to the sales levels recorded to date in 2004.

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

RESULTS OF OPERATIONS

NET SALES

      During the second quarter and first two quarters of 2004, we recorded net sales of $1,683,941 and $2,006,856, respectively, compared to sales of $978,563 and $1,764,642 in the comparable periods in 2003. The increase of $705,378 and $242,214 in the three- and six- month periods in 2004 compared to the same periods in 2003 results from new customers in 2004. Sales to a new, large retail customer in 2004 were approximately $1,028,000, all in the second quarter. In addition, net sales in the three- and six- month periods in 2004 were reduced by slotting fees and the cost of promotional goods totaling $203,066 (11% of gross sales)and $333,372 (15% of gross sales), respectively. There were no comparable amounts in 2003. We have two major products: the Hawaiian Tropic brand, with net sales during the three- and six- month periods in 2004 of approximately $1 million and $1,186,000, respectively, and our lines of Geyser beverages, which include Geyser Sport, Geyser Fruta, and Geyser Fruit. Net sales of Geyser beverages during the three- and six- month periods in 2004 were approximately $684,000 and $821,000, respectively.

      During the fourth quarter of 2003, we implemented our marketing program, which placed a high priority on market penetration and establishing distribution channels. This program involves aggressive use of promotional products and activities. We believe that the levels of promotional costs are higher than industry averages, but are necessary to be able to achieve our distribution and market penetration goals. The success of this strategy is evidenced by our increase in gross sales and the increase in the number of retail locations in which our products are available and to which we directly ship from 400 at December 31, 2003 to about 11,000 at July 31, 2004. We do not as yet have sufficient operating history to determine if we will experience seasonal fluctuations in the sales of our products.

GROSS PROFIT

      Gross profit was $606,611 (36% of net sales and 33% of gross sales) and $612,377 (31% of net sales and 27% of gross sales) in the second quarter and first two quarters of 2004 compared to gross profit of $308,129 (31% of gross and net sales) and $688,159 (39% of gross and net sales) in the same periods of 2003. Profit margins, excluding slotting fees and the cost of promotional goods totaling $203,066 (11% of gross sales) in the second quarter of 2004 and $333,372 (15% of gross sales) in the first two quarters of 2004, were comparable to the same periods in 2003. We were able to maintain profit margins despite increased minimum royalties on our Hawaiian Tropic products of $30,000 in the quarter of 2004 and higher freight costs of $224,333 (13% of net sales) and $296,597 (15% of net sales)in the three- and six- month periods in 2004. These two increases totaled 16% of net sales in the second quarter of 2004 and 18% of net sales in first two quarters of 2004. Freight costs represented 16% of gross sales in the second quarter of 2004 and 21% of gross sales for the first two quarters of 2004 in comparison with 3% in the second quarter of 2003 and 6% in the first two quarters of 2003. This increase in freight cost resulted from a broader distribution of our product in 2004 in comparison with 2003, as our current co-packers are located in upstate New York and Southern California while our customers are now national. During the balance of 2004, we expect to open our own production facilities in the southeast, the south, and the southwest, which should mitigate the costs of freight to many of our geographically dispersed customers.

GENERAL AND ADMINISTRATIVE - THIRD PARTIES

      General and administrative expenses - third parties were $2,771,262 in the second quarter of 2004 and $3,879,357 in the first two quarters of 2004 compared to $365,164 and $1,590,562 in the same periods in 2003. These amounts include consulting and legal services for stock of $901,188 and $1,628,568 in the three- and six- month periods in 2004 compared to $96,855 and $966,759 in the same periods in 2003. We used stock as compensation for services as a means to preserve cash. When and if positive cash flow from operations is generated, we anticipate that the use of this strategy will lessen. General and administrative expenses for 2004 also included professional fees other than those for stock of $487,625 and $689,465 in the three- and six- month periods in 2004, compared to $10,265 and $996,300 in the same periods of 2003. The increase in 2004 relates to legal and consulting fees associated with trademark applications, and litigation related to trademarks, prior securities transactions, and product disputes. Travel costs were $221,039 and $315,626 in the three- and six- month periods in 2004 compared to $99,147 and $150,799 in the same periods in 2003. Also during 2004 we incurred $60,000 in each quarter for officers' compensation compared to $69,600 during the same periods in 2003. We believe that the costs of professional services will decrease in future years; however, the travel costs associated with expanding our customer base and production capabilities will continue. Also in the second quarter of 2004 we incurred approximately $85,000 in listing fees related to our common shares becoming listed on the American Stock Exchange.

      GENERAL AND ADMINISTRATIVE - RELATED PARTIES

            Entities controlled by the former wife of our Chairman, Chief Executive Officer and largest stockholder provided the following to the Company in 2004:

Services:

                                                               FOR THE         FOR THE
                                                             THREE-MONTH      SIX-MONTH
                                                            PERIOD ENDED    PERIOD ENDED
                                                            JUNE 30, 2004   JUNE 30, 2004
                                                              ----------     ----------
Product development                                           $  113,140     $  458,044
Rents on equipment and facilities
  under sublease arrangements                                    191,977        355,339
Leased employee cost                                              23,496        303,957
                                                              ----------     ----------

Total                                                         $  328,613     $1,117,340
                                                              ==========     ==========

These entities also billed the Company for the following:

Bottling and office equipment                                 $1,350,249     $1,521,592
                                                              ==========     ==========


      During the first quarter of 2003, the Company exchanged $162,307 of demand notes payable into 676,278 shares of common stock. The notes were held by our Chairman, Chief Executive Officer and largest stockholder and were converted at the fair market value of the Company stock at the time of conversion.

NET LOSS

      Net loss was $2,584,970 for the second quarter of 2004 and $4,554,510 in the first two quarters of 2004 compared to net loss of $228,404 and $1,092,736 in the comparable periods in 2003. The increase in net loss reflects the impact of higher slotting fees and promotional goods and the high levels of general and administrative expenses, including professional fees that were incurred in our efforts to build distribution channels and expand our markets.

      In December of 2003, our Board of Directors declared a dividend to stockholders of record on March 15, 2004 in the form of all of the common stock of New Age Packaging & Distribution, Inc., formerly known as American Distributing and Packaging, Inc. ("NAPD"). As of June 30, 2004, NAPD had assets totaling $1,234,026, including cash of $1,118,358, and liabilities totaling $1,033,000, including $242,000 due to our Chairman, Chief Executive Officer and largest stockholder, and $751,000 due to another related party. NAPD had no revenues and incurred expenses totaling $49,696 for the six-month period ended June 30, 2004, compared to $7,517 during the same period in 2003. The distribution of the NAPD shares is expected to occur in 2004. The anticipated business model for NAPD is not compatible with our current operations and we believe that the divestiture will have no material impact on our future operations.

      Since inception we have recorded losses that would provide a future tax benefit of approximately $7,000,000 as of June 30, 2004. A valuation allowance for the full amount of the tax benefit was established based on the lack of a history of earning pretax income.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2004 we had working capital of $3,782,665 compared to working capital of $2,371,024 as of December 31, 2003, an increase of $1,411,641. The increase in working capital was primarily attributable to increased cash related to sale of shares of our common stock and warrants and the exercise of warrants. We expect future short-term operations and business expansion to be funded principally by private placements and additional short-term borrowings. In July 2004, our Chairman, Chief Executive Officer, and largest stockholder loaned us $1.5 million. This loan is without collateral, bears interest at 1.5% per annum and is due January 2, 2006.

      Net cash used in operating activities in 2004 was $3,388,995. Our net loss was $4,554,510, which included a depreciation and amortization expense of $209,278 and stock issued for services of $1,628,568. We have relied extensively on the issuance of stock as a means to pay for professional services. This strategy allows us to preserve cash that can be used for operations and to develop our distribution network.

      Our current subsidiary, NAPD, is committing to purchase equipment with a total cost of about $10 million. NAPD has entered into a lease agreement with the supplier of the equipment. Delivery and installation of the equipment was not complete at June 30, 2004. We expect the spin-off of NAPD to be completed during 2004.

      Net cash used in investing activities for 2004 was $4,242,466 and is principally related to the purchase of our bottling facility in Phoenix, Arizona for $2.4 million and the purchase of bottling and other equipment being installed in our new production facilities.

      Net cash provided by financing activities for 2004 was $8,654,754. Our financing activities have focused on private placements, the proceeds for the exercise of warrants and funding from related parties that manage the Company or have a stockholder interest in the Company. During the first two quarters of 2004, we received cash from private placements of common stock net of offering costs totaling $7,282,801 and proceeds from the exercise of warrants totaling $1,011,886.

      Pursuant to a factoring agreement, with recourse against us in the event of a loss, we factor the largest of our receivables. The factor requires that it pre-approve and establish a credit limit for each of our customers before assignment of any accounts receivable. At June 30, 2004, the factoring charge amounted to 0.089% per day (32.5% per annum) between the date of purchase of the receivable and the date of payment by our customer. Our obligations to the factor are collateralized by all of our accounts receivable, inventories, and equipment. In addition, we have an accounts receivable factoring agreement with a related party requiring a 5% transaction fee and a daily usage fee based on an annual percentage rate. The maximum amount to be advanced under this agreement is $4,000,000. These fees have been classified as interest expense in the 2004 interim financial statements. There were no fees paid in the six-month period ended June 30, 2003.

      Through June 30, 2004, we relied on third party bottlers for the production of our products and did not own manufacturing facilities. We were able to secure a third-party bottling agreement at what we consider a favorable rate by providing one bottler with production equipment. As of June 30, 2004, bottling equipment with a net book value of approximately $708,000 is located in the facility of and used by one bottler. In the first quarter of 2004, we acquired an independent bottling company in Florida for cash of $135,000 and 200,000 shares of common stock. In addition, in May 2004 we acquired a facility in Phoenix, Arizona and entered into a lease of a facility in Magnolia, Mississippi, each to be used by us for bottling of our products. We are placing into these facilities bottling equipment with a carrying value of approximately $3.8 million and expect to acquire additional equipment for these facilities with an estimated installed cost of $10 million. We expect these facilities to be producing our products in the third quarter of 2004.

      We will continue to use our existing co-packers and may open other bottling facilities to support anticipated sales growth.

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

LONG-LIVED ASSETS

      We review the carrying value of long-lived assets for impairment whenever events or a change in circumstances indicates that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset at December 31, 2003. At December 31, 2003, we recognized an impairment write down of our bottling and other equipment. In determining the amount of the impairment, we obtained a valuation from an independent appraiser. The valuation contemplates the orderly sale of this equipment in, and the existence of, a market for this equipment. We do not plan to dispose of this equipment, but rather to use it in our future operations. We do not believe that any further impairment write-down is necessary.

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

RISK FACTORS

      Ownership of our common stock involves a high degree of risk, you should consider carefully the factors set forth below, as well as other information contained in this report.

RISKS RELATING TO OUR BUSINESS AND OUR MARKETPLACE

      We are a relatively young company with a minimal operating history. As a result, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Since our reorganization in 2002 and our change of business direction, we have brought a number of recognized brands to market and generated revenues from operations. However, our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

      We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters. If we do not achieve profitability, our business may not grow or continue to operate. In order to become profitable, we must increase our revenues or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded a net loss of $6,326,270 for the year ended December 31, 2003, of $4,554,510 for the six months ended June 30, 2004, had an accumulated deficit of $11,458,079 as of June 30, 2004. We could incur net losses for the foreseeable future. We will need to generate additional revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

      We may require additional funds to operate in accordance with our business plan. We may not be able to obtain the additional funds that we may require. We do not presently have adequate cash from operations or financing activities to meet either our short-term or long-term needs. Our operations have been financed to date through debt and sales of our equity. We believe that the proceeds generated by the recent sale of our securities and exercise of warrants resulting in approximately $8.3 million in gross proceeds, together with estimated cash flow from operations that we have assumed that the Company will generate, will be sufficient to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of 12 months. If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenues and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we may require on terms acceptable to us, if at all. We do not currently have any established, third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, manufacturing, or sales and marketing programs. If we need additional funds, we may seek to obtain them primarily through stock or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangements with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property or resulting products.

      If we acquire additional companies or products in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect our operating results. We anticipate that we will make other investments in complementary companies or products. We may not realize the anticipated benefits of any such acquisition or investment. The success of our acquisition program will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other acquirers seeking similar acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to us or our existing stockholders. In addition, our profitability may suffer because of acquisition-related costs or future impairment costs for acquired goodwill and other intangible assets. We have limited resources and we can offer no assurance that we will succeed in consummating any acquisitions or that we will be able to integrate and manage any acquisitions successfully. We have no present commitments, understandings or plans to acquire other complementary companies or products.

      We will depend upon a limited number of key personnel. We will be largely dependent on Roger Mohlman for specific proprietary technical knowledge and specialized market knowledge. Our intellectual property and our ability to successfully market and distribute our products may be at risk from unanticipated accident, injury, illness, incapacitation, or death of Mr. Mohlman. Upon such an occurrence, unforeseen expenses, delays, losses, and difficulties may be encountered. Our success also may depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

      Increases in prices of raw materials used in our operations could adversely effect our financial position. We are dependent upon a ready supply of raw materials. The prices for these materials are determined by the market, and may change at any time. Furthermore, we are not engaged in any purchase agreements with our suppliers which provide for mechanisms alleviating price fluctuations of raw materials. Therefore, increases in prices for any of these raw materials could have a material adverse impact on our financial position. The loss of a supplier could disrupt our operations and the time to effect a change to a new supplier could adversely impact our business in the short term should a change become necessary.

      We have entered into bottling and distributorship arrangements in various key markets and the termination of our relationship with any of these parties for any reason may adversely affect our results of operations in those markets and our results of operations and business prospects as a whole. We have agreements with third parties to bottle and distribute our products in various markets. Notwithstanding our expectations that our three new bottling facilities will commence production of our products in the third quarter of this fiscal year, a change in these relationships could seriously interrupt our business in those areas in both the long- and short-term.

      We may encounter production and cost problems as we begin production of our own beverages. In addition, in the event that sales of our products increase dramatically, we cannot provide any assurance that we would have sufficient production capacity or that we would be able to fully use our production capacity as a matter of economics. Therefore, despite the commencement of our bottling program, the loss of our third-party suppliers or service providers could have a material adverse effect on our operations and financial results. If, for any reason, we are unable to obtain supplies at commercially reasonable cost within the requisite time frame, we could experience significant delays and cost increases. In addition, we may lose customers as a result of our failure to meet their demand.

      We rely on the performance of wholesale distributors for some of the success of our business. Although we sell our products directly to certain retail establishments, we also sell our products to wholesalers for resale to retail outlets. The replacement or poor performance of our major wholesalers or our inability to collect accounts receivable from our major retail clients or our wholesalers could materially and adversely affect our results of operations and financial condition. In addition, wholesalers and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that these wholesalers or retailers may give higher priority to products of our competitors. In the future, our wholesalers and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support.

      If we cannot effectively manage our growth, we may incur substantial losses. Any dramatic growth in our business could place a substantial burden on our production capacity and administrative resources. Businesses, which grow rapidly, often have difficulty managing their growth. We have limited management depth, and we will have to employ experienced executives and key employees capable of providing the necessary support. We may be unable to do so and our management may not be able to manage our growth effectively or successfully. Rapid growth can often put a strain on management, financial, and operational resources of a company. In addition, we would likely need to enhance our operational systems and personnel procedures. Our failure to meet these challenges could cause our efforts to expand operations to prove unsuccessful and cause us to incur substantial operating losses.

      The bottled water industry is regulated at both the state and federal level. If we are unable to comply with applicable regulations and standards in any jurisdiction, we might not be able to sell our products in that jurisdiction, and our business could be seriously harmed. The United Stated Food and Drug Administration ("FDA") regulates bottled water as a food. Our bottled water must meet FDA requirements of safety for human consumption, labeling, processing and distribution under sanitary conditions and production in accordance with the FDA "good manufacturing practices." In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment which are enforced by the FDA. We also must meet state regulations in a variety of areas. These regulations set standards for approved water sources and the information that must be provided and the basis on which any therapeutic claims for water may be made. Failure to comply with such laws and regulations could result in fines against us, a temporary shutdown of production, recalls of the product, loss of certification to market the product or, even in the absence of governmental action, loss of revenue as a result of adverse market reaction to negative publicity. Any such event could have a material adverse effect on our business. We cannot assure you that we have been or will at all times be in compliance with all regulatory requirements or that we will not incur material costs or liabilities in connection with regulatory requirements.

      We may incur material losses as a result of product recall and product liability. We may be liable if the consumption of any of our products causes injury, illness or death. We also may be required to recall some of our products if they become contaminated or are damaged or mislabeled. A significant product liability judgment against us or a widespread product recall could have a material adverse effect on our business, financial condition and results of operations. The government may adopt regulations that could increase our costs or our liabilities.

      Litigation and publicity concerning product quality, health and other issues may cause consumers to avoid our products and may result in liabilities. Litigation and complaints from consumers or government authorities resulting from beverage and food quality, illness, injury and other health concerns or other issues may affect our industry. More specifically, we may be the subject of class action or other litigation relating to these allegations. Any litigation or adverse publicity surrounding any of these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging consumers from buying our products. In addition, litigation could result in a judgment for significant damages against us. We could also incur significant litigation costs and the diversion of management time as a result of a lawsuit or claim regardless of the result.

      We carry limited product liability insurance. The packaging and distribution of beverages can lead to product liability claims, including liability due to the presence of contaminants in its products. We maintain insurance coverage against the risk of product liability and product recall. However, the amount of the insurance we carry is limited, the insurance is subject to certain exclusions and may or may not be adequate. In addition to direct losses resulting from product liability and product recall, we may suffer adverse publicity and damage to our reputation in the event of contamination which could have a material adverse effect on sales and profitability.

      We may be unable to compete successfully in the highly competitive beverage industry. The beverage industry is highly competitive. Our products are sold in competition with all liquid refreshments. There can be no assurance that we will be able to compete successfully. Many of our competitors have far greater financial, operational and marketing resources and more established proprietary trademarks and distribution networks than we do. Furthermore, the beverage industry is characterized by rapid changes, including changes in consumer tastes and preferences, which may result in product obsolescence or short product life cycles. As a result, competitors may be developing products of which we are unaware which may be similar or superior to our products. Accordingly, there is no assurance that we will be able to compete successfully or that our competitors or future competitors will not develop products that render our products less marketable.

      If we do not successfully anticipate changes in consumer preferences and tastes, sales of our products could be adversely affected. Our portfolio currently consists of four branded beverages in a variety of flavors. Maintaining our competitive position depends on our continued ability to offer products that have a strong appeal to consumers. Consumer preferences may shift due to a variety of factors, including changes in demographic and social trends, the availability and appeal of alternative beverages or packaging as well as general economic conditions. Any significant shift in consumer preferences coupled with our failure to anticipate and react to such changes could reduce the demand for certain products in our portfolio resulting in reduced sales or harm to the image of our brands. No assurance can be given that consumer demand for fruit flavored waters will exist, grow or will not diminish in the future.

      We may not be able to develop successful new beverage products which are important to our growth. Part of our strategy is to increase our sales through the development of new beverage products. We cannot assure you that we will be able to develop, market, and distribute future beverage products that will enjoy market acceptance. The failure to develop new beverage products that gain market acceptance could have an adverse impact on our growth and materially adversely affect our financial condition.

      Our sales are seasonal. The beverage industry generally experiences its highest sales by volume during the spring and summer months and its lowest sales by volume during the winter months. As a result, our working capital requirements and cash flow vary substantially throughout the year. Consumer demand for our products is affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our products and could have an adverse effect on our financial position. Additionally, due to the seasonality of the industry, results from any one or more quarters are not necessarily indicative of annual results or continuing trends.

      We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position. Our success depends, in large part, on our ability to protect our current and future brands and products and to defend our intellectual property rights. We cannot be sure that trademarks will be issued with respect to any future trademark applications or that our competitors will not challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by, us.

      Our trade secret protection may be insufficient to protect our intellectual property. We have attempted to protect our intellectual property. We have been, and will continue to be, required to disclose our trade secrets and proprietary intellectual property not only to our employees and consultants, but also to potential corporate partners, collaborators, and contract manufacturers. In those circumstances, we use our best efforts to obtain adequate assurance of the confidential treatment of the disclosed information. However, we cannot give you any assurance that any confidentiality agreements that we may enter into with such persons will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and proprietary intellectual property will not otherwise become known or be independently discovered by competitors. We believe that our competitors, many of whom are more established, and have greater financial and personnel resources than we, may be able to replicate our processes, brands, flavors, or unique market segment products in a manner that could circumvent our protective safeguards. Therefore, we cannot give you any assurance that our confidential business information will remain proprietary.

      We are subject to SEC regulations. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

RISKS RELATING TO OUR COMMON STOCK

      A significant number of shares of our common stock may be sold into the market. Sales of a substantial number of shares of our common stock within any narrow period of time, or the potential for those sales even if they do not actually occur, could reduce the market price of our common stock unless and until we achieve revenue growth or cost savings and other business economies sufficient to offset the effect of this issuance. We cannot assure you that we will achieve revenue growth, cost savings or other business economies. In addition, your percentage of ownership and voting power, and the price of our common stock may decrease because we may issue a substantial number of shares of common stock, or securities convertible or exercisable into our common stock. We may also issue additional warrants and options to purchase shares of our common stock. These future issuances could be at values substantially below the price paid for our common stock by current stockholders. We may conduct additional future offerings of our common stock, preferred stock, or other securities with rights to convert the securities into shares of our common stock, which may result in a decrease in the value or market price of our common stock.

      Currently, our directors and executive officers beneficially own approximately 43.3% of our common stock. Accordingly, these persons, as a group, will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to us or our other stockholders in general, these persons may have interests different than yours.

      We do not expect to pay dividends for the foreseeable future. For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

      We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

      Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our Company to disclose material information otherwise required to be set forth in our reports.

      We do not believe that there has been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      As of April 2, 2004, we were was served with a copy of a summons and complaint, styled SOUTH BEACH BEVERAGE COMPANY, INC., A DELAWARE CORPORATION, PLAINTIFF, VS. AMERICAN WATER STAR, INC., A NEVADA CORPORATION, AND ROGER MOHLMAN, DEFENDANTS, United States District Court, District of Nevada, Case No. CV-S-04-0387-KJD-LRL. Plaintiff has alleged causes of action for trademark infringement, unfair competition and unfair and deceptive trade practices, and trademark dilution based upon the Company's February 10, 2004, announcement of the commencement of the launch of its South Beach line of beverages and the filing of certain U.S. trademark applications. Plaintiff seeks a permanent injunction against defendants' use of certain trademarks alleged by plaintiff to be its property and against certain conduct alleged by plaintiff to constitute unfair practices, an order of abandonment of certain of the Company's pending trademark applications, and damages consisting of the Company's profits and plaintiff's losses (actual and trebled) derived from the conduct alleged by plaintiff to have been improper, as well as incidental disclosure and plaintiff's attorneys' fees. We filed an answer denying plaintiffs' allegations. We also filed a counter-claim against plaintiff for Declaratory Relief, which asks for an order from the court declaring that our use of the mark "SOUTH BEACH" does not infringe plaintiff's use of the mark. Our counterclaim also seeks cancellation of plaintiff's federal registration of the mark on the basis of abandonment.

      As of May 14, 2004, we were served with a copy of a summons and complaint, styled, FIRST ADVISORY, LLC, PLAINTIFF V. AMERICAN WATER STAR, INC., AND THOMAS KRUCKER, DEFENDANTS, Circuit Court for Baltimore County, Maryland, Case No. C-04-4853. As of May 28, 2004, the Company filed a Notice of Removal to the United States District Court for the District of Maryland. Plaintiff has alleged cases of action for Breach of Contract/Specific Performance and a Declaratory Judgment regarding the earning of certain shares of our common stock. Plaintiff seeks the delivery of 400,000 restricted shares of our common stock, the delivery of an additional 700,000 shares of our common stock without restrictions, and registration of 150,000 previously issued and delivered shares of our common stock. We have brought a Motion to Dismiss for Lack of Personal Jurisdiction or in the Alternative To Transfer for Convenience to Nevada. The motions have been briefed and we are awaiting a determination. We believe that the allegations are without merit and intend to defend this matter vigorously.

      On April 14, 2004, in the Lake Superior/Circuit Court in the County of Lake, State of Indiana, Case No. 45C010404PL00085, styled MICHIANA DAIRY PRODUCTS LLC PLAINTIFF, V. STAR BEVERAGE, INC., AND ROGER MOHLMAN, was filed. Plaintiff has alleged causes of action for breach of contract and fraudulent inducement. Plaintiff seeks damages and pre-judgment interest thereon. The defendants have answered, denied the material allegations of the Complaint, and have filed a counter-claim against Michiana Dairy Processors, LLC, and a third-party complaint against Enhance Packaging Technologies, Inc., n/k/a Liqui-Box Canada Inc. In the counter-claim and third party complaint, we alleged counts of breach of contract, good faith and fair dealing, negligence, indemnification, breach of express warranty, breach of implied warranty, fraud, constructive fraud, and promissory estoppel and seek damages. We believe plaintiff's allegations are without merit and that we have been damaged by plaintiff. Discovery has commenced. We intend to pursue this matter vigorously.

ITEM 2. CHANGES IN SECURITIES

ISSUANCE OF SECURITIES FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

      On April 1, 2004, we issued warrants to purchase of up to 1,000,000 shares of its common stock at an exercise price of $1.28 per share to an individual in connection with the execution of a 12-month consultant agreement. The options expire on the sooner of March 31, 2005, or 30 days following the termination of such agreement.

      On April 12, 2004, we issued 280,000 shares of restricted common stock to one individual in full consideration for investor relations services to be provided pursuant to an independent contractor agreement commencing May 1, 2004 and ending on April 30, 2005. This person's prior services agreement expired April 30, 2004.

      On April 16, 2004, we executed a consulting agreement with an entity that will assist us by providing public relations services for a period of 24 months, and in partial consideration therefor, we issued that entity 350,000 shares of our restricted common stock.

      On June 15, 2004, we issued 20,000 and 5,000 shares of our restricted common stock to two individuals who each provided financial marketing consultant services.

      On July 13, 2004, we issued 20,000 shares of restricted common stock to one person pursuant to a person under which he will assist in developing our operations as a bottle manufacturer expert for a period of one year commencing June 28, 2004.

ISSUANCE OF SECURITIES FOR WARRANT EXERCISE; EXPIRATION OF UNEXERCISED WARRANTS

      As of March 31, 2004, we had outstanding warrants to purchase up to 12,579,952 shares of our common stock with varying exercise prices, terms and conditions. The warrants were granted in connection with private placement unit offerings or in connection with services rendered or to be rendered to us under consulting contracts. Between April 1, 2004 and the date of this Quarterly Report, 496,946 of those warrants had been exercised resulting in $255,375 cash proceeds to us. On June 28, 2004, 4,444,446 of those warrants expired unexercised. As a result, at the date of this Quarterly Report, we have a balance of 7,638,560 outstanding warrants, representing a potential $9.6 million in additional proceeds.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      On December 27, 2002, we adopted a Stock Plan which was amended on March 1, 2004, to include a total of 30,000,000 shares of common stock for issuance pursuant to a stock award or pursuant to the exercise of options. The authority to determine the person to whom shares shall be issued or options shall be granted, the amount of such option, the exercise price and number of shares subject to each option, the time or times on which all or a portion of each option may be exercised, and certain other provisions of each option, shall be in our Board of Directors.

      In addition, the Stock Plan provides for the issuance of our equity securities as compensation for consulting and/or legal services provided to us from time to time. We limit the recipients of stock issued pursuant to the Stock Plan to natural persons who performed bona-fide services to us which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for our securities. All shares issued pursuant to the Stock Plan were registered with the Securities and Exchange Commission on Form S-8, as follows:

SEC Registration Number      Effective Date of       Number of securities    Number of securities remaining
                             Registration            issued under equity     available for future issuance
                             Statement               compensation plan       under equity compensation plans
                                                                             (excluding securities reflected in
                                                                             column (c))
(a)                          (b)                     (c)                     (d)
     333-85652                     04/05/02                4,900,000 (1)                    10,000
     333-87846                     05/08/02                1,995,000 (1)                     5,000
     333-103529                    02/28/03                4,999,100 (1)                       900
     333-115449                    05/13/04                  200,000 (1)                         0

(1) Number of shares issued pursuant to these Registration Statements as of August 13, 2004. During the quarter ended June 30, 2004, 200,000 of these shares were issued to one person who provided consulting or legal services to us.

SPIN-OFF OF WHOLLY-OWNED SUBSIDIARY, NEW AGE PACKAGING & DISTRIBUTION, INC.

      On January 27, 2004, we announced that we would spin-off New Age Packaging & Distribution, Inc. ("NAP"), a wholly-owned subsidiary of ours (formerly known as American Distribution & Packaging, Inc.), by distributing the capital stock of NAP, on a one share for one share basis, to our stockholders of record at March 15, 2004. The spin-off is intended to allow us to focus on the traditional bottled beverage market and to allow NAP to focus on the bag box beverage market. The distribution of shares will take place once a registration statement is filed and declared effective by the Securities and Exchange Commission. As of the date of this Quarterly Report, no such registration has been filed.

ITEM 5. OTHER INFORMATION

      On June 16, 2004, in preparation for the listing of our common stock on the American Stock Exchange, Dale Paisley and David P. Lieberman were elected by our then-seated Board of Directors to serve as independent members of the Board and Dale Barnhart was appointed as our Chief Financial Officer.

      On June 17, 2004, the Board established three committees consisting solely of independent directors. Each committee and its members are as follows:

AUDIT COMMITTEE

Dale Paisley (Financial Expert)
David P. Lieberman


COMPENSATION COMMITTEE

Dale Paisley
David P. Lieberman


NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

Dale Paisley
David P. Lieberman


      On June 30, 2004, Jerry Ludeman resigned as one of our directors and as our Secretary. Dale Barnhart was appointed to the Board to serve in the vacancy created by Mr. Ludeman's resignation and was appointed Secretary.

      On August 10, 2004, Mark DeBruin, M.D. was appointed to serve as an independent member of the Board of Directors.

      As of the date of this Current Report, our Board of Directors and Executive Officers are as follows:

Roger Mohlman                  Director, Chairman, Chief Executive Officer,
                               President, and Treasurer

Dale Barnhart                  Director, Chief Financial Officer, and Secretary

Dale Paisley                   Independent Director, serving on all Committees

David P. Lieberman             Independent Director, serving on all Committees

Mark DeBruin, M.D.             Independent Director

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

NUMBER                                  DESCRIPTION
------                                  -----------

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

3.6 Articles of Exchange completing the acquisition of American & Packaging, Inc. (Exhibit 3.6 of the Company's Report on Form 10-KSB/A filed on April 22, 2003 and by reference herein)

3.7 Articles of Exchange completing the acquisition of All-Star Beverage, Inc. (Exhibit 3.7 of the Company's Annual Report on Form 10-KSB/A filed on April 22, 2003 and incorporated by reference herein)

4.1 Certificate of Designation of Series A Convertible Preferred Stock (Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed on April 5, 2002 and incorporated by reference herein)

4.2 Stock Plan (Exhibit 4.6 of the Company's Registration Statement on Form S-8 filed on February 28, 2003 and incorporated by reference herein)

4.3 Form of Subscription Agreement, dated February 18, 2004, by and among the Company and the investors a party thereto (Exhibit 4.1 of the Company's Report on Form 8-K filed on February 28, 2004 and incorporated by reference herein)

4.4 Form of Unit Warrant issued pursuant to the Securities Purchase Agreement, dated February 18, 2004 by and among the Company and the investors a party thereto (Exhibit 4.2 of the Company's Report on Form 8-K filed on February 28, 2004 and incorporated by reference herein)

4.5 Form of Green Shoe Warrant issued pursuant to the Securities Purchase Agreement, dated February 18, 2004 by and among the Company and the investors a party thereto (Exhibit 4.3 of the Company's Report on Form 8-K filed on February 28, 2004 and incorporated by reference herein)

10.1           Reserved.

10.2           Reserved.

10.3           Reserved.

10.4           Reserved.

10.5 Employment Agreement with Roger Mohlman (Exhibit 10.4 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein)

10.6 Employment Agreement with Thomas F. Krucker (Exhibit 10.5 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein)

10.7 Trademark and Design License Agreement dated January 1, 2003 for the use of the Hawaiian Tropic name (Exhibit 10.6 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein)

31.2* Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2*          Certification of the Chief Financial Officer pursuant to Rule
               13a-14(a)

32.1* Certification by the President and Chief Executive Officer and by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------
* Filed herewith.

(b) Reports on Form 8-K.

      On May 18, 2004, we filed a Current Report on Form 8-K announcing that we closed the second tranche of our $8 million private placement financing to institutional and accredited investors and that our SB-2 registration statement filed in connection with the financing had been declared effective by the Securities and Exchange Commission on May 14, 2004.

      On June 18, 2004, we filed a Current Report on Form 8-K announcing that the American Stock Exchange had approved a listing of our common shares, that trading was scheduled to begin on June 18, 2004, under the ticker symbol "AMW," that AIM Securities Co. will serve as our Specialist, and that we had implemented certain corporate governance measures.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  (Registrant) AMERICAN WATER STAR, INC.

Dated:  August 13, 2004

                                  By: /S/ ROGER MOHLMAN
                                      --------------------
                                      Roger Mohlman
                                      Chief Executive Officer, and
                                      President


                                  By: /S/ DALE BARNHART
                                      --------------------
                                      Dale Barnhart
                                      Chief Financial Officer