Form 10QSB
period 2004-09-30
AMERICAN WATER STAR  INC
filed 2004-11-19
CIK 1041580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32220

AMERICAN WATER STAR, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0636498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4560 South Decatur Boulevard Suite 301 Las Vegas, Nevada
89103
(Address of Principal Executive Offices)	(Zip Code)

(702) 740-7036

(Issuer's telephone number, including area code)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                  No      X

        The number of shares of Common Stock, $0.0001 par value, outstanding on November 1, 2004, was 80,017,858 shares.

Transitional Small Business Disclosure Format (check one):

Yes                  No      X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

American Water Star, Inc. and Its Subsidiaries

Consolidated Balance Sheet

(Unaudited)

September 30, 2004

ASSETS
Current assets:
Cash	$ 275,942
Accounts receivable	143,864
Inventories	3,642,341
Notes receivable	70,000
Due from related party	143,444
Prepaid expenses and other	99,213
Total current assets	4,374,804

Property, plant and equipment, net of accumulated depreciation of $577,195	3,702,433

Other assets:
Bottling and other equipment held for future use	6,057,854
Intangible assets	362,980
Deposits and other	96,393
Total other assets	6,517,227

Total assets	$ 14,594,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable and other accrued expenses	$ 1,692,369
Advances from the Company's Chairman, Chief Executive Officer and largest stockholder	21,887
Notes payable to the Company's Chairman, Chief Executive Officer and largest stockholder	1,150,000
Notes payable	100,000
Due to related party	239,048

Total current liabilities	3,203,304

Commitments and contingencies

Stockholders' equity:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, of which 4,100,000 are designated as Series A preferred convertible stock.	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 80,017,858 shares issued and outstanding	8,002
Additional paid in capital	26,996,344
Stock subscription receivable	(23,625)
Unearned consulting and legal services	(1,368,233)
Accumulated deficit	(14,221,328)

Total stockholders' equity	11,391,160
Total liabilities and stockholders' equity	$ 14,594,464

See notes to consolidated financial statements

American Water Star, Inc. and Its Subsidiaries

Consolidated Statements of Operations

(Unaudited)

For Each of the Three-Month and Nine-Month Periods Ended September 30, 2004 and 2003

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Sales	$ 473,298	$ 1,411,172	$ 2,771,701	$ 3,175,814
Less: slotting fees	55,000	-	346,547	-

Net sales	418,298	1,411,172	2,425,154	3,175,814
Cost of sales	576,649	417,461	1,971,128	1,426,899

Gross profit	(158,351)	993,711	454,026	1,748,915

Operating expenses:
General and administrative	2,208,875	1,390,252	6,104,859	2,836,214
General and administrative - related parties	282,325	-	1,399,665	-
Depreciation and amortization	109,694	60,999	237,231	188,445

Total operating expenses	2,600,894	1,451,251	7,741,755	3,024,659

Net loss from operations	(2,759,245)	(457,540)	(7,287,729)	(1,275,744)

Interest (expense)	(4,004)	(26,333)	(30,030)	(86,126)

Net loss	$ (2,763,249)	$ (483,873)	$ (7,317,759)	$ (1,361,870)

Net loss per common share - basic and diluted	$ (0.04)	$ (0.01)	$ (0.10)	$ (0.03)

Weighted average number of shares outstanding - basic and diluted	78,633,907	54,906,495	75,057,417	47,960,625

See notes to consolidated financial statements

American Water Star, Inc. and Its Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For Each of the Nine-Month Periods Ended September 30, 2004 and 2003

	For the Nine-Month Period Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net loss	$ (7,317,759)	$ (1,361,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	285,425	511,469
Interest expense paid with shares of common stock	-	86,126
Stock issued for services	1,996,856	741,045
Warrants for services	-	689,000
Amortization - deferred costs	33,279	-
Decrease (increase) in assets:
Accounts receivable	(119,023)	(1,338,160)
Inventories	(682,556)	165,539
Deposits and other assets	(49,893)	(64,628)
Prepaid expenses	(99,213)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,307,487	50,036
Advances from (repayments to) the Company's Chairman, Chief Executive Officer and largest stockholder, net	(299,623)	-

Net cash used in operating activities	(4,945,020)	(521,444)

Cash flows used in investing activities:
Purchase of land and building - third parties	(2,366,470)	-
Purchase of equipment from third parties	(174,725)	(60,850)
Purchase of equipment from third parties - held for future use	(87,773)	-
Purchase of equipment held for future use -related party	(3,711,510)	-
Intangible assets	(135,000)	-
Issuance of notes receivable	(35,000)	60,000

Net cash used in investing activities	$ (6,510,478)	$ (850)

See notes to consolidated financial statements

American Water Star, Inc. and Its Subsidiaries

Consolidated Statements Cash Flows

(Unaudited)

For Each of the Nine-Month Periods Ended September 30, 2004 and 2003

	For the Nine-Month Period Ended
	September 30, 2004	September 30, 2003
Cash flows provided by financing activities:
Proceeds from issuance of common stock	$ 7,282,801	$ 602,362
Proceeds from exercise of warrants	1,224,386	-
Proceeds from notes payable from Chairman, Chief Executive Officer and largest stockholder	2,850,000	-
Net proceeds on advances from related parties	(447,143)	238,867
Net proceeds on convertible bonds	-	50,000
Proceeds from issuance of note payable	100,000	-

Net cash provided by financing activities	11,010,044	891,229

Net increase (decrease) in cash	(445,454)	368,935

Cash - beginning of period	721,396	85,990

Cash - end of period	$ 275,942	$ 454,925

Supplemental Disclosure of Non-Cash Investing and Financing Activities

During the quarter ended September 30, 2004, the Company converted $1,700,000 of notes payable - related party into 1,888,889 shares of the Company's common stock. The convertible notes were held by the Company's Chairman, Chief Executive Officer and largest stockholder or entities directly or indirectly controlled by that individual.

During the nine-month period ended September 30, 2004, the Company issued 200,000 shares of common stock to Sunset Bottling Company for the benefit of the former owners valued at approximately $228,000 in connection with an asset acquisition.

During the quarter ended September 30, 2003, the Company's Chairman, Chief Executive Officer and largest stockholder exchanged inventory with predecessor cost of $1,253,355 for 15,666,934 shares of common stock, the fair value of the shares issued.

During the nine-month period ended September 30, 2003, the Company converted $262,827 of notes payable - related party into 1,878,523 shares of common stock. The convertible notes were held by the Company's Chairman, Chief Executive Officer and largest stockholder or entities directly or indirectly controlled by that individual.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

As of September 30, 2004 and

For Each of the Three-Month and Nine-Month Periods Ended September 30, 2004 and 2003

1. Interim Presentation

The consolidated financial statements as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

2. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 30, 2004:

Raw materials and supplies	$ 2,722,785
Finished goods	$919,556

Total	$ 3,642,341

3. Property, Plant and Equipment

Property, plant and equipment at September 30, 2004 consisted of the following:

Building and land	$ 2,366,470
Bottling and other equipment	841,896
Office equipment	495,414
Furniture and fixtures	80,192
Website	357,589
Vehicles	35,200
Improvements	102,867

4,279,628
Less: accumulated depreciation	(577,195)

Total plant and equipment, net	$ 3,702,433

Bottling and other equipment with a book value of $6,057,854 has not been put into use at September 30, 2004 and is classified as bottling and other equipment held for future use.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

As of September 30, 2004 and

For Each of the Three-Month and Nine-Month Periods Ended September 30, 2004 and 2003

3. Property, Plant and Equipment, Continued

Depreciation expense was $93,067 and $176,175 for each of the three-month periods ended September 30, 2004 and 2003 and $195,404 and $435,214 for the each of the nine-month periods ended September 30, 2004 and 2003, respectively.

Amortization expense related to website and tenant improvements was $16,627 and $23,602 for the three-month periods ended September 30, 2004 and 2003 and $90,021 and $76,255 for the each of the nine-month periods ended September 30, 2004 and 2003, respectively.

4. Related Party Transactions

Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer and largest stockholder provided the following to the Company in 2004:

Services:

	For the Three-Month Period Ended September 30, 2004	For the Nine-Month Period Ended September 30, 2004
Product development	$ 96,025	$ 575,473
Rents on equipment and facilities under sublease arrangements	186,300	540,740
Leased employee cost	-	283,452
Total	$ 282,325	$ 1,399,665

These entities sold bottling and office equipment to the Company for $2,055,942 and $3,711,510 in the three-month and nine-month periods ended September 30, 2004, respectively. There were no amounts paid to related parties for purchases of bottling and other office equipment or for services during the three-month and nine-month periods ended September 30, 2003.

During the first quarter of 2003, the Company exchanged $162,307 of demand notes payable into 676,278 shares of common stock. The notes were held by the Company's Chairman, Chief Executive Officer and largest stockholder and were converted at the fair market value of the Company stock at the time of conversion.

During the second quarter of 2003, the Company issued 15,666,934 shares of its common

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

As of September 30, 2004 and

For Each of the Three-Month and Nine-Month Periods Ended September 30, 2004 and 2003

4. Related Party Transactions, Continued

stock to its Chairman, Chief Executive Officer and largest stockholder in exchange for inventory with predecessor cost of $1,253,355. The fair value of the shares issued equaled the predecessor cost of the inventory. The Company also sold 1,151,875 shares of its common stock to entities controlled by its Chairman, Chief Executive Officer and largest stockholder for $92,150, the fair value of the shares at the date of the sale.

During the third quarter of 2004, the Company issued 1,888,889 shares of its common stock to its Chairman, Chief Executive Officer, and largest stockholder in cancellation of $1.7 million cash advances made to the Company in the three-month period ended September 30, 2004. In addition, this individual loaned the Company's wholly-owned subsidiary $1,150,000 without interest or collateral due July 2005.

5. Capital Stock Transactions

During the first quarter of 2004, the Company:

Sold 10,163,259 shares of its common stock and issued warrants to purchase 8,888,888 shares of its common stock for net proceeds of $7,418,035. Of this amount, $3.6 million was received in May 2004.

Issued 985,668 shares of its common stock for services. The fair value of these shares at the date of issuance was $1,089,908.

Issued 1,741,626 shares of its common stock upon exercise of warrants. The proceeds upon these exercises were $816,548 of which $23,625 had not been received by September 30, 2004. This amount is recorded as subscription receivable.

Retired 108,336 shares of its common stock upon settlement of disputes of the predecessor company.

During the second quarter of 2004, the Company:

Issued 200,000 shares of its common stock as partial consideration for the acquisition of the assets of Sunset Bottling Company.

Issued 425,517 shares of its common stock upon exercise of warrants. The proceeds from the exercise of these warrants were $217,875.

Issued 876,600 shares of its common stock for services. The fair value of these shares at the date of issuance was $999,750.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

As of September 30, 2004 and

For Each of the Three-Month and Nine-Month Periods Ended September 30, 2004 and 2003

6. Capital Stock Transactions, Continued

Issued warrants to purchase 1,000,000 of its common stock for services. The warrants have a one year life, are exercisable at $1.28 per share, and had a fair value at the date of issuance of $630,000.

During the third quarter of 2004, the Company:

Issued 571,429 shares of its common stock upon exercise of warrants. The proceeds from the exercise of these warrants were $212,500.

Issued 10,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $7,500.

Issued 1,888,889 shares of its common stock to its Chairman, Chief Executive Officer, and largest stockholder in cancellation of $1.7 million cash advances made to the Company in the three-month period ended September 30, 2004.

During the first quarter of 2003, the Company:

Exchanged $162,307 of demand notes payable into 676,278 shares of common stock. The convertible notes were held by the Company's Chairman, Chief Executive Officer and largest stockholder and were converted at the fair value of the shares at the date of the conversion.

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

During the second quarter of 2003, the Company:

Issued 15,666,934 shares of its common stock to its Chairman, Chief Executive Officer and largest stockholder in exchange for inventory with predecessor cost of $1,253,355. The fair value of the shares issued equaled the predecessor cost of the inventory.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

As of September 30, 2004 and

For Each of the Three-Month and Nine-Month Periods Ended September 30, 2004 and 2003

6. Capital Stock Transactions, Continued

Sold 1,151,875 shares of its common stock to entities controlled by its Chairman, Chief Executive Officer and largest stockholder for $92,150, the fair value of the shares at the date of the sale.

Issued 834,069 shares of its common stock for services. The fair value of the shares at the date of issuance was $112,926.

7. Major Customer

During 2004, the Company began shipping product to a major discount retailer, Wal-Mart, throughout the United States. Sales to this customer represented 25% and 46% of Company net sales for the three-month and nine-month period ended September 30, 2004, respectively. At September 30, 2004, there were no accounts receivable from this customer.

8. Subsequent Event

In October 2004, the Company entered into a $5 million convertible note agreement. The note bears interest at prime plus 3% and is due on October 26, 2007. Monthly principal payments of $151,515.15 plus accrued interest commence February 1, 2005. Substantially all of the Company's assets are pledged as collateral on this note. The note is convertible in shares of the Company's common stock at any time prior to repayment at $0.57 per share. As part of the agreement, the Company issued warrants to purchase 2,543,860 shares of its common stock. The exercise price of these warrants is $0.66 per share and may be exercised at any time, and expire October 25, 2009.

FORWARD-LOOKING STATEMENTS

        This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

        Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  Unexpected delays in completion of bottling facilities;

  Unexpected weather conditions, such as hurricanes or tropical storms, that may delay commencement or impact operations of bottling facilities;

  Inability of co-packers to meet production requirements;

  Interruption of critical packaging materials and/or flavorings;

  Unavailability of critical production ingredients such as sweeteners and plastics;

  Unanticipated production and/or delays in fulfillment of orders;

  Slower than anticipated sales of our products and/or increased competition; and

  Greater than expected slotting fees and promotional goods.

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

          The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein. All references to 2004 represent the three or nine-month period ended September 30, 2004. All references to 2003 represent the three or nine-month period ended September 30, 2003.

          For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Results of Operations" in this document.

  Item 2. Management's Discussion and Analysis or Plan of Operation.

  Business Overview

          We develop, market, sell, and distribute four branded beverages: Hawaiian Tropic, Geyser Fruit, Geyser Sport, and Geyser Fruta. Our products are orientated to the health conscious consumer looking for an alternative to products containing high sugar and caffeine levels. Our customers include single and multi-store retail operations, governmental agencies, and distributors who in turn sell to retail stores, convenience stores, schools and other outlets. In addition, we intend to move into the private label and co-packing industries in the fourth quarter and through fiscal 2005.

          Through September 30, 2004, we relied upon third parties to produce our products. During the fourth quarter we began initial operations and test runs of production in our new facilities described below. By the end of the fourth quarter we expect our first three production facilities to be fully operational. These facilities are located in Jacksonville, Florida; Magnolia, Mississippi; and Phoenix, Arizona. These three facilities will have eight bottling lines in operation during the fourth quarter of 2004, which we expect will increase to 10 bottling lines in operation in the first quarter of 2005. We also currently expect to open a bottling facility in Honolulu, Hawaii sometime next year. The initial three facilities are expected to commence production with the ability to produce between 3,000 and 4,000 truckloads of beverage monthly. We believe that our cost to produce our products will be less in our new production facilities than we currently are experiencing. We plan to continue to use the co-packing arrangements currently in place to supplement our production needs. We believe this new production capacity will be sufficient to meet the demands for our products. Some of the costs for these facilities have been paid for but the remaining balance is expected to exceed $10 million. We expect to finance the cost of these facilities through the proceeds of future equity or debt offerings, and lease and debt financing.

          In February 2004, we acquired the assets of Sunset Bottling Company ("Sunset"), the site of our Jacksonville, Florida production facility. The cost of these assets totaled $362,980, consisting of $135,000 cash paid to Sunset and 200,000 shares of our common stock valued at $227,980. In July 2004, we sold the private label water business acquired in the Sunset transaction for $250,000. This sale provides for the buyer to pay us $1.00 for each case of water sold to private label customers until the purchase price has been paid or until July 2009, whichever occurs first. We will record payments received as a reduction of the intangible asset recorded as a result of the Sunset asset acquisition. No payments have been received on this agreement through September 30, 2004.

          We initially sold our products exclusively through distributors who then supplied our products to retailers. Although we still use distributors, we have expanded our sales effort through sales directly to retailers. At December 31, 2003 we sold directly to customers with about 400 retail locations. At October 31, 2004, we sold directly to customers with over 12,000 retail locations. We expect to increase sales to our existing customers and continue to increase the number of our customers in the fourth quarter of 2004 and in 2005. Further, as a result of our diversification into the private label and co-packing businesses, we anticipate a significant increase in our operating revenues. As of the date of this filing we anticipate future sales to be distributed as follows:

    50%-60% private labeling,

    30% co-packing,

    10%-20% branded products.

          Late in the third quarter of 2003, we sold $864,000 of our products to a distributor, which was recorded in our net sales figures for the quarter ended September 30, 2003. Late in the fourth quarter of 2003, following the filing of our third quarter Form 10-QSB, the distributor ceased all business operations and the $864,000 in products was returned to us during the fourth quarter of 2003 and the first quarter of 2004, for use as current inventory. The following table reflects the effect of the return of the products on our results of operations for the three and nine-month periods ended September 30, 2003:

	Three-Month Period Ended			Nine-Month Period Ended
	September 30, 2003			September 30, 2003
	As reported	Adjustment	Adjusted Balance	As Reported	Adjustment	Adjusted Balance
Net sales	$ 1,411,172	$ (864,000)	$ 547,172	$ 3,175,814	$ (864,000)	$ 2,311,814
Cost of sales	417,461	(259,000)	158,461	1,426,899	(259,000)	1,167,899
Gross profit	$ 993,711	$ (605,000)	$ 388,711	$ 1,748,915	$ (605,000)	$ 1,143,915

Net loss	$ (483,873)	$ (605,000)	$ (1,088,873)	$ (1,361,870)	$ (605,000)	$ (1,966,870)
Net loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.01)	$ (0.04)

          As a result of the adjustments made in the table above, all comparisons made throughout this discussion are between the results of operations for 2004 and 2003 reflecting the return of products shown above.

  Results of Operations

          During the first nine months of 2004, we had negative cash flow from operations of $4,945,020 and in the first nine months of 2003 we had negative cash flow from operations of $521,444. During the first nine months of 2004, we raised $10,207,187 from the sale of common stock, exercise of warrants, and conversion of $1,700,000 in debt, which exceeded cash used in operations. In October 2004, we raised $5 million through the issuance of convertible debt and warrants.

          During the third quarter of 2004, we had negative gross profit of $158,351 (38% of net sales) and in the first three quarters of 2004, we had gross profit of $454,026 (19% of net sales), respectively compared to adjusted gross profit of $388,711 (71% of net sales) and $1,143,915 (49% of net sales), respectively, in the comparable periods in 2003. Gross profit amounts in 2004 were reduced by inventory that was inadvertently disposed of in connection with the opening of our production facility in Mississippi. This inventory had a carrying value of $268,164 (57% and 10% of gross sales in the three and nine month periods in 2004). In addition, gross profit was reduced by slotting fees and the cost of promotional goods totaling $59,371 (13% of gross sales) and $404,104 (15% of gross sales) in the three and nine-month periods in 2004. There were no comparable amounts in 2003. These amounts were paid directly or indirectly to customers (such as Safeway and Vons) for shelf space in their stores for our products. We expect these costs to continue and most likely will increase as we continue to increase the number of retail locations in which our products are offered for sale to the public. In addition, our sales in 2004 were primarily to Wal-Mart and other retail customers where sales in 2003 were primarily to distributors. Sales prices to distributors are about 20% higher than sales prices to Wal-Mart and other retailers.

          Operating expenses for three and nine-month periods in 2004 exceeded the gross profit generated on our sales due to costs associated with developing the infrastructure necessary to support our expected sales growth and legal, accounting and consulting costs. Management plans to use aggressive sales promotions, including offering free samples at retail locations, to increase sales of our products. The initial success of this strategy is evidenced by the large increase in the number of retail locations in which our products are carried and the initial order for our products from Wal-Mart, to which $600,000 of products were delivered in April 2004. Total sales to Wal-Mart, including the $600,000, exceeded $1.1 million or 46% of our net sales for the nine-months ended September 30, 2004. We expect to continue to obtain new customers for our products in 2004 that would provide for continued significant increase in sales compared to the sales levels recorded to date in 2004.

          During the third quarter of 2004, we were put on notice by the licensor of Splenda to remove their trademark from the labels of our products. We have agreed to stop any future production of labels with their trademark, however, we have continued to ship and sell any products that had been produced with their mark. We have been in communication with the licensor and have come to the conclusion we may no longer buy directly from them. We believe we have located two other sources of sucralose products that may be used in our products, if needed.

          We had anticipated to launch a new product line of mixers and commence sales during the fourth quarter of this year. We were unable to obtain a key ingredient, Splenda , for this new product and therefore were unable to follow through with the actual sales of the products. We anticipate a launch of this line with a sucralose substitute.

  Net Sales.

          During the third quarter and first three quarters of 2004, we recorded net sales of $418,298 and $2,425,154, respectively, compared to adjusted sales of $547,172 and $2,311,814 in the comparable periods in 2003. The decrease of $128,874 in the three-month period in 2004 compared to the same period in 2003 is due to the loss of two distributors in 2004. One of these distributors went out of business, which resulted in the $864,000 adjustment previously described above. Although we were able to replace about 50% of these sales, the new sales were directly to large retail operations, such as Wal-Mart, at sales prices that are 20% less than sales prices charged to the lost distributors. The increase of $113,340 in net sales for the nine-month period in 2004 compared to the same period in 2003 results from new customers in 2004, which offset the loss of the two distributors and the decrease in sales prices. Net sales to Wal-Mart in 2004 were $106,117 in the third quarter for a total of $1,121,764 in the first three quarters of 2004. In addition, net sales in the three and nine-month periods in 2004 were reduced by slotting fees and the cost of promotional goods totaling $59,371 (13% of gross sales) and $404,104 (15% of gross sales), respectively. There were no comparable amounts in 2003.

          We have two major products: the Hawaiian Tropic brand, with net sales during the three and nine-month periods in 2004 of $326,149 and $1,705,901, respectively, and our lines of Geyser beverages, which include Geyser Sport, Geyser Fruta, and Geyser Fruit. Net sales of Geyser beverages during the three and nine-month periods in 2004 were $92,149 and $719,253, respectively. During the fourth quarter of 2003, we implemented our marketing program, which placed a high priority on market penetration and establishing distribution channels. This program involves aggressive use of promotional products and activities. We believe that the levels of promotional costs are higher than industry averages, but are necessary to be able to achieve our distribution and market penetration goals. The success of this strategy is evidenced by our increase in gross sales and the increase in the number of retail locations in which our products are available. We sold directly to customers with 400 retail locations as of December 31, 2003, which increased to approximately 12,000 retail locations as of October 31, 2004. We do not as yet have sufficient operating history to determine if we will experience seasonal fluctuations in the sales of our products.

  Gross Profit

          In the third quarter of 2004, we realized a negative gross profit of $158,351 (38% of net sales and 33% of gross sales). In the first three quarters of 2004, gross profit was $454,026 (19% of net sales and 16% of gross sales). Adjusted gross profits in the same periods of 2003 were $388,711 (71% of gross and net sales) and $1,143,915 (49% of gross and net sales).

          Profit margins, excluding the cost of discarded inventory of $268,164 (57% and 10% of gross sales in the three and nine-month periods in 2004), slotting fees and the cost of promotional goods totaling $59,371 (13% of gross sales) in the third quarter of 2004 and $404,104 (15% of gross sales) in the first three quarters of 2004, were less than to the same periods in 2003. We were able to maintain profit margins despite increased minimum royalty on our Hawaiian Tropic products of $30,000 in each quarter of 2004 and higher freight costs of $61,528 (15% of net sales) and $369,748 (15% of net sales) in the three and nine-month periods in 2004. These two items totaled 22% of net sales in the third quarter of 2004 and 19% of net sales in first three quarters of 2004.

          Freight costs represented 13% of gross sales in the third quarter and first three quarters of 2004 in comparison with 4% in the same periods of 2003. This increase in freight cost resulted from an increase in freight rates due to increased energy costs and a broader distribution of our product in 2004 in comparison to 2003, as our current co-packers are located in upstate New York and Southern California while our customers are now national. Most of our sales in 2003 were picked up by our customers. During the balance of 2004, we expect to fully open our own production facilities in the southeast, the south, and the southwest, which should mitigate some of the costs of freight to many of our geographically dispersed customers.

  General and Administrative

          General and administrative expenses were $2,208,875 in the third quarter of 2004 and $6,104,859 in the first three quarters of 2004 compared to $1,390,252 and $2,836,214 in the same periods in 2003. These amounts include consulting and legal services for stock of $368,289 and $1,996,856 in the three and nine-month periods in 2004 compared to $502,659 and $1,461,638 in the same periods in 2003. We used stock as compensation for services as a means to preserve cash. When and if positive cash flow from operations is generated, we anticipate that the use of this strategy will lessen, which we believe will result in a decrease in our cost of these expenses.

          General and administrative expenses for 2004 also included professional fees other than those for stock of $578,088 and $2,020,124 in the three and nine-month periods in 2004, compared to $90,000 and $112,734 in the same periods of 2003. The increase in 2004 relates to legal and consulting fees associated with trademark applications, and litigation related to trademarks, prior securities transactions, and product disputes.

          Travel costs were $128,806 and $444,432 in the three and nine-month periods in 2004 compared to $108,178 and $258,888 in the same periods in 2003. Also during 2004, we incurred $60,000 in each quarter for officers compensation compared to $30,000 during the same periods in 2003.

          We believe that the costs of professional services will decrease in future years; however, the travel costs associated with expanding our customer base and production capabilities will continue. Also in the second quarter of 2004, we incurred approximately $85,000 in listing fees related to our common shares becoming listed on the American Stock Exchange.

  General and Administrative - Related Parties

          American Water Star has entered into contracts with Camelot, Ltd., Darwin Software, and D.A.M.E. Inc., entities which are controlled by, Donna Mohlman, the former wife of our Chairman, Chief Executive Officer and largest stockholder. The agreements with Camelot include rental services of equipment and leased employee costs. Camelot has also provided bottling and office equipment for American Water Star. Agreements with Darwin have been for product development. Additionally, the agreements with D.A.M.E. have provided rental equipment for American Water Star. The following chart further explains the services and costs the entities have collectively provided to American Water Star:

	For the Three Month Period Ended September 30, 2004	For the Nine Month Period Ended September 30, 2004
Product development	$96,025	$575,473
Rents on equipment and facilities
under sublease arrangements	186,300	540,740
Leased employee cost	-	283,452
Total	$282,325	$1,399,665

These entities also billed the Company for the following:
Bottling and office equipment	$2,055,942	$3,711,510

          During the first quarter of 2004, the Company exchanged $162,307 of demand notes payable into 676,278 shares of common stock. The notes were held by our Chairman, Chief Executive Officer and largest stockholder and were converted at the fair market value of the Company stock at the time of conversion. In July and August of 2004, our Chairman, Chief Executive Officer and largest stockholder loaned us $2,850,000 of which $1.7 million was settled in August 2004 by the issuance of 1,888,889 shares of our common stock.

  Net Loss

          Net loss was $2,763,249 for the third quarter of 2004 and $7,317,759 in the first three quarters of 2004 compared to adjusted net loss of $1,088,873 and $1,966,870 in the comparable periods in 2003. The increase in net loss reflects the impact of discarded inventory, higher slotting fees and promotional goods and the high levels of general and administrative expenses, including professional fees that were incurred in our efforts to build distribution channels and expand our markets.

          Since inception we have recorded losses that would provide a future tax benefit of approximately $10,000,000 as of September 30, 2004. A valuation allowance for the full amount of the tax benefit was established based on the lack of a history of earning pretax income.

  New Age Dividend Spin-off

          In December of 2003, our Board of Directors declared a dividend to stockholders of record on March 15, 2004, in the form of all of the common stock of New Age Packaging, Inc., formerly known as American Distributing and Packaging, Inc. ("NAP"). As of September 30, 2004, NAP had assets totaling $132,512, including cash of $88,012, and liabilities totaling $1,379,683, including $1,150,000 due to our Chairman, Chief Executive Officer and largest stockholder. NAP had no revenues and incurred expenses totaling $1,247,893 for the nine-month period ended September 30, 2004, compared to $44,642 during the same period in 2003. The distribution of the NAP shares is expected to occur in early 2005. The anticipated business model for NAP is not compatible with our current operations and we believe that the divestiture will have little impact on our future operations. As a part of our "Separation and Distribution Agreement" relating to the spin-off of NAP, to our stockholders of record on March 15, 2004, NAP agreed to transfer to American Water Star equipment valued at $1,031,662.

  Liquidity and Capital Resources

          As of September 30, 2004, we had working capital of $1,171,500 compared to working capital of $2,525,162 as of December 31, 2003, a decrease of $1,353,662. The decrease in working capital resulted from cash used in operations and the investment in plant and equipment offset by funds raised through the sale of shares of common stock, the exercise of warrants and conversion of related party debt. We expect future short-term operations and business expansion to be funded principally by private placements and additional short-term borrowings. In July 2004, our Chairman, Chief Executive Officer and largest stockholder loaned us $1.7 million. This loan was without collateral, bore interest at 1.5% per annum and was due January 2, 2006. In August 2004, this loan was repaid through the issuance of 1,888,889 shares of our common stock.

          Net cash used in operating activities in 2004 was $4,945,020. Our net loss for the nine months ended September 30, 2004 was $7,317,759, which included a depreciation and amortization expense of $285,425 and stock issued for services of $1,996,856. We have relied extensively on the issuance of stock as a means to pay for professional services. This strategy allows us to preserve cash that can be used for operations and to develop our distribution network.

          Our current subsidiary, NAP, is committing to purchase equipment with a total cost of about $10 million. NAP has entered into a lease agreement with an entity, IQ USA, Inc., which is controlled by our Chairman, Chief Executive Officer and largest stockholder, for this equipment. Delivery and installation of the equipment was not complete at September 30, 2004. We expect the spin-off of NAP to be completed in early 2005.

          Net cash used in investing activities for 2004 was $6,510,478 and is principally related to the purchase of our bottling facility in Phoenix, Arizona for $2.4 million and the purchase of bottling and other equipment being installed in our new production facilities totaling $3,974,008.

          Net cash provided by financing activities for 2004 was $11,010,044. Our financing activities have focused on private placements, the proceeds for the exercise of warrants and funding from related parties that manage the Company or have a stockholder interest in the Company. During the first three quarters of 2004, we received cash from private placements of common stock net of offering costs totaling $7,282,801, proceeds from the exercise of warrants totaling $1,224,386, and advances from our Chairman, Chief Executive Officer and largest stockholder totaling $2,850,000, of which $1,700,000 was repaid through the issuance of 1,888,889 shares of our common stock. The remaining balance of $1,150,000 will remain an outstanding loan to NAP from the stockholder.

          Pursuant to a factoring agreement, with recourse against us in the event of a loss, we factor the largest of our receivables. The factor preapproves and establishes a credit limit for each of our customers before assignment of any accounts receivable. At September 30, 2004, the factoring charge amounted to 0.089% per day (32.5% per annum) between the date of purchase of the receivable and the date of payment by our customer. Our obligations to the factor are collateralized by all of our accounts receivable, inventories, and equipment. In October 2004, we canceled this agreement.

          Through September 30, 2004, we relied on third party bottlers for the production of our products and did not own manufacturing facilities. We were able to secure a third-party bottling agreement at what we consider a favorable rate by providing one bottler with production equipment. As of September 30, 2004, bottling equipment with a net book value of approximately $708,236 is located in the facility of and used by one bottler. In the first quarter of 2004, we acquired Sunset Bottling Company in Florida for cash of $135,000 and 200,000 shares of common stock. In addition, in May 2004 we acquired a facility in Phoenix, Arizona and entered into a lease of a facility in Magnolia, Mississippi, each to be used by us for bottling of our products. We are placing into these facilities bottling equipment with a carrying value of approximately $3.8 million and expect to acquire additional equipment for these facilities with an estimated installed cost of $10 million. We expect these facilities to be producing our products in the fourth quarter of 2004.

          We will continue to use our existing co-packers to support anticipated sales growth.

  Subsequent Events

          On October 26, 2004, we entered into a $5 million credit facility with Laurus Master Fund, Ltd., consisting of a $5 million convertible secured term note. The convertible secured term note has a three-year term. Borrowings bear interest at the prime rate published in The Wall Street Journal from time to time (4.75% at October 22, 2004) plus 3.0%, and are convertible into shares of our common stock at the option of Laurus. Except for downward adjustments provided in the credit facility terms described below, the interest rate shall not be below 6.0%.

          Principal will be amortized over the term of the loan, commencing on December 1, 2004, with minimum monthly principal payments of $151,151.15. Laurus has the option to convert some or all of the principal and interest payments into common stock at a fixed conversion price of $0.57. Subject to certain limitations, regular payments of principal and interest will be automatically payable in common stock if the 5-day average closing price of the common stock immediately preceding a payment date is greater than or equal to 110% of such fixed conversion price and the amount of such conversion does not exceed twenty-five percent (25%) of the aggregate dollar trading volume of the common stock for the twenty two (22) day trading period immediately preceding repayment date.

          In connection with the term note, we issued Laurus a warrant to purchase up to 2,543,860 shares of our common stock at $0.66 per share. The warrant is immediately exercisable and has a term of five years.

          In the event that all or any portion of the Monthly Payment Amount is paid in cash, the Company shall be required to pay Laurus an amount equal to 102% of the Monthly Amount of the cash portions of the Monthly Payment Amount being paid. In addition, if we exercise the option to pre-pay on the note, we will be required to pay 125% of the principal plus any accrued and unpaid interest thereon.

          The interest rate under the note is subject to downward adjustment on a monthly basis (but not to be less than 0%). The downward adjustment will be in the amount of 200 basis points (2.0%) for each incremental 25% increase in the average closing price of our common stock over the then applicable conversion price of the note for the five-day period preceding such monthly determination date.

          The credit facility will be secured by a first-priority security interest in specific assets, and a stock pledge of our subsidiary All-Star Beverages, Inc.

          We paid Laurus $29,500 for reimbursement of due diligence and documentation fees and $180,000 as management fees. Further, the Company paid a cash finder's fee of $500,000 and issued 500,000 shares of the Company's common stock, which the Company agreed to register as a part of the Laurus registration statement.

          We are registering for resale under the Securities Act of 1933 the shares of common stock issuable to Laurus upon conversion of borrowings under the credit facility and upon exercise of the warrants.

          The amount of our common stock Laurus may hold at any given time is limited to no more than 4.99% of our outstanding common stock and no more than 25% of our aggregate daily trading volume determined over the five-day (5) period prior to the date of determination. These limitations may be waived by Laurus on 75 days prior notice, or without notice if we are in default.

          The conversion price applicable to the note and the exercise price of each of the warrants is subject to downward adjustment if we issue shares of our common stock (or common stock equivalents) at a price per share less than the applicable conversion or exercise price. There are exceptions for issuances of stock and options to our employees and for certain other ordinary course stock issuances.

          Subject to applicable cure periods, amounts borrowed from Laurus are subject to acceleration upon certain events of default, including: (i) any failure to pay when due any amount we owe to Laurus; (ii) any material breach by us of any other covenant made to Laurus; (iii) any misrepresentation made by us to Laurus in the documents governing the credit facility; (iv) the institution of certain bankruptcy and insolvency proceedings by or against us; (v) the entry of certain monetary judgments against us that are not paid or vacated for a period of 30 business days; (vi) suspensions of trading of our common stock; (vii) any failure to deliver shares of common stock upon conversions under the credit facility; (viii) certain defaults under agreements related to any of our other indebtedness; and (ix) changes of control of our company. Substantial fees and penalties are payable to Laurus in the event of default.

  Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

  Application of Critical Accounting Policies and Pronouncements

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

  FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

  RISKS RELATING TO OUR BUSINESS AND OUR MARKETPLACE

  We are a relatively young company with a minimal operating history

          Since we are a young company, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Since our reorganization in 2002 and our change of business direction, we have brought a number of recognized brands to market and generated revenue from operations. However, our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

  We have not achieved profitability on an annual basis and expect to continue to incur net losses in future quarters.

          If we do not achieve profitability, our business may not grow or continue to operate. In order to become profitable, we must increase our revenues and/or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded a net loss of $6,326,270 for the year ended December 31, 2003 and for the nine months ended September 30, 2004, we had an accumulated deficit of $14,221,328. We could incur net losses for the foreseeable future. We will need to generate additional revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

  We may require additional funds to operate in accordance with our business plan.

          We may not be able to obtain additional funds that we may require. We do not presently have adequate cash from operations or financing activities to meet our long-term needs. Our operations have been financed to date through debt and sales of our equity. We believe that the proceeds generated by the recent financing provided by Laurus Master Fund resulting in approximately $5,000,000, together with estimated cash flow from operations that we have assumed that the Company will generate, will be sufficient to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations.

          If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenues and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangement. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, manufacturing, or sales and marketing programs.

          If we need additional funds, we may seek to obtain them primarily through stock or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property or resulting products.

  If we acquire additional companies or products in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect our operating results.

          We anticipate that we will make other investments in complementary companies or products. We may not realize the anticipated benefits of any such acquisition or investment. The success of our acquisition program will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other acquirers seeking similar acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. Furthermore, we may have to incur debt or issue equity securities to pay for future acquisitions or investments, the issuance of which could be dilutive to us or our existing stockholders. In addition, our profitability may suffer because of acquisition-related costs or future impairment costs for acquired good will and other intangible assets.

          We have limited resources and we can offer no assurance that we will be able to integrate and mange any acquisitions successfully. We have no present commitments, understandings, or plans to acquire other complementary companies or products.

  We are highly dependent on Roger Mohlman, our President and CEO. The loss of Mr. Mohlman, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan.

          We are largely dependent on Roger Mohlman, our President and CEO, for specific proprietary technical knowledge and specialized market knowledge. Our intellectual property and our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Mohlman. Upon such occurrence, unforeseen expenses, delays, losses, and difficulties may be encountered

          Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

  The inability to utilize Splenda , a primary non-nutritive sweetener used in our products, may impact our operations.

          Generally, raw materials utilized by us in our business are readily available from numerous sources. However, Splenda , an important non-nutritive sweetener which is currently used in our product to produce a low or zero calorie beverage is only available from one source directly. If we are unable to purchase Splenda directly and have to rely on other sources, this may cause an increase in production costs, which could adversely impact our business in the short-term. Furthermore, if we are unable to use Splenda in our product then we may have to rely on alternative sources for sweeteners, which could result in new formulations of our products and could adversely impact our business.

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

          The packaging and distribution of beverages can lead to product liability claims, including liability due to the presence of contaminants in products. We maintain insurance coverage against the risk of product liability and product recall. However, the amount of the insurance we carry is limited, the insurance is subject to certain exclusions and may or may not be adequate. In addition to direct losses resulting from product liability and product recall, we may suffer adverse publicity and damage to our reputation in the event of contamination which could have a material adverse effect on sales and profitability.

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

  Our reliance on Wal-Mart as our largest retail customer could have an adverse effect on our business.

          Wal-Mart Stores, Inc., our largest customer, accounted for approximately 25% or $106,117 of our net sales for the three-month period ended September 30, 2004 and 46% or $1,121,764 of our net sales for the nine-month period ended September 30, 2004 this year. The loss or significant decrease in sales to Wal-Mart would have an adverse effect on our business. Accordingly, we are dependent upon the continued support of Wal-Mart unless we expand our customer base to reduce our reliance on them. There can be no assurance that we will expand our customer base or that we will supply Wal-Mart with any of our products in the future.

  Our sales are seasonal.

          The beverage industry generally experiences its highest sales by volume during the spring and summer months and its lowest sales by volume during the winter months. As a result, our working capital requirements and cash flow will vary substantially throughout the year. Consumer demand for our products will be affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our products and could have an adverse effect on our financial position. Additionally, due to the seasonality of the industry, results from any one or more quarters are not necessarily indicative of annual results or continuing trends.

  RISKS ASSOCIATED WITH LAURUS FINANCING

  We have substantial indebtedness to Laurus Master Fund, Ltd. which is secured by all of our assets and a stock pledge of our subsidiary, All-Star Beverages, Inc. If an event of default occurs under the secured note issued to Laurus, Laurus may foreclose on our assets and we may be forced to curtail our operations or sell some of our assets to repay the note.

          On October 26, 2004, we entered into a $5 million credit facility with Laurus Master Fund, Ltd. pursuant to a secured convertible term note and related agreements. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

    Failure to pay interest and principal when due;

    An uncured breach by us of any material covenant, term or condition in any of the notes or related agreements;

    A breach by us of any material representation or warranty made in any of the notes or in any related agreement;

    Any money judgment or similar final process filed against us for more than $50,000;

    Any form of bankruptcy or insolvency proceeding instituted by or against us;

    Suspension of our common stock from our principal trading market for five consecutive days or five days during any ten consecutive days;

    Failure to timely deliver our shares of common stock upon conversion; and

    Change in the controlling ownership.

          In the event of a future default under our agreements with Laurus, Laurus may enforce its rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

  There can be no assurance that we will satisfy all of the conditions of the agreements executed in the private placement with Laurus.

          Pursuant to the terms of certain agreements, we are subject to a condition subsequent to obtain an effective registration statement permitting the resale of common stock issued upon the exercise of the conversion rights of the purchaser and the exercise of the warrants by the purchaser on or before one hundred (100) days. Although we believe that we will meet the deadline for obtaining an effective registration statement, there can be no assurance that such a statement will be declared effective within the time required. Failure to satisfy this condition subsequent would constitute a default. In connection with the transaction, we have granted to the purchaser a security interest in all or our assets.

  The issuance of shares to Laurus upon conversion of the convertible term note and exercise of its warrants may cause immediate and substantial dilution to our existing stockholders. Future sales of common stock by Laurus and our existing stockholders could result in a decline in the market share of our stock.

          The issuance of shares upon conversion of the convertible term note and exercise of warrants may result in substantial dilution to the interests of other stockholders. Laurus may ultimately convert and sell the full amount issuable on conversion. Although Laurus in some cases may not, subject to certain exceptions, convert their term note and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent Laurus from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, Laurus could sell more than this limit while never holding more than this limit, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock including other selling security holders in this offering.

          It is likely at the time shares of common stock are issued to Laurus, the conversion price of such securities will be less than the market price of the securities. The issuance of common stock under the terms of our agreements with Laurus will result in dilution of the interests of the existing holders of common stock at the time of the conversion. Furthermore, the sale of common stock owned by Laurus as a result of the conversion of the convertible term note may result in lower prices for the common stock if there is insufficient buying interest in the markets at the time of conversion.

  Laurus has no obligation to convert shares if the market price is less than the conversion price.

          Laurus has no obligation to cause us to issue common stock if the market price is less than the applicable conversion price. On October 26, 2004, the closing price of our stock was $0.56. The convertible note has a conversion price of $0.57. Laurus has no obligation to convert the securities or to accept common stock as payment for interest if the market price of the securities for five trading days prior to a conversion date is less than 110% the conversion price. The amount of common stock that may be issued to Laurus is subject to certain limitations based on price, volume and/or the inventory of our common stock held by Laurus.

  RISK FACTORS RELATING TO OUR COMMON STOCK

  A significant number of shares of our common stock may be sold in to the market.

          Sales of substantial number of shares of our common stock within any narrow period of time, or the potential for those sales even if they do not actually occur, could reduce the market price of our common stock unless and until we achieve revenue growth or cost savings and other business economies sufficient to offset the effect to this issuance. We cannot assure you that we will achieve revenue growth, cost savings or other business economies.

          In addition, your percentage of ownership and voting power, and the price of our common stock may decrease because we may issue a substantial number of shares of common stock, or securities convertible, or exercisable into our common stock. We may also issue additional warrants and options to purchase shares of our common stock. These future issuances could be at values substantially below the price paid for our common stock by current stockholders. We may conduct additional future offerings of our common stock, preferred stock, or other securities with rights to convert the securities into shares of our common stock, which may result in a decrease in the value or market price of our common stock.

  Our directors and executive officers beneficially own a substantial amount of our common stock.

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

  Item 3. Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

          The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of American Water Star's management, the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no changes during the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

  PART II--OTHER INFORMATION

  Other Items

          AMW issued a press release dated November 11, 2004, discussing the results of the Company's conference call that was hosted by the Chief Executive Officer, Roger Mohlman. A copy of the press release is attached as an exhibit to this report as Exhibit 99.1

          AMW issued a press release dated November 16, 2004, discussing the addition of Quality Distribution Services Inc., a distributor which has agreed to take on the Hawaiian Tropic brand and all of the Geyser brands to distribute to their customer base. QDS has distribution centers in Arizona and Nevada. A copy of the press release is attached as an exhibit to this report as Exhibit 99.2

  Item 1. Legal Proceedings.

          On April 2, 2004, the Company was served with a complaint, styled South Beach Beverage Company, Inc., a Delaware Corporation, vs. American Water Star, Inc., a Nevada Corporation, and Roger Mohlman, Defendants, United States District Court, District of Nevada, Case No. CV-S-04-0387-KJD-LRL. Plaintiff alleged trademark infringement and was seeking a permanent injunction against the Company's use of certain trademarks. The case was settled on September 10, 2004, for the amount of $20,000 in cash which was received in early November, and upon American Water Star's express abandonment of the trademark objects of this litigation and with the stipulation that American Water Star cancels its pending proceeding in the U.S. Patent and Trademark Office.

          On April 14, 2004, a complaint was filed in the Lake Superior/Circuit Court in the County of Lake, State of Indiana, Case No. 45C010404PL00085, styled Michiana Dairy Products LLC, Plaintiff vs. All-Star Beverages, Inc., and Roger Mohlman, Defendants. The complaint alleged breach of contract and fraudulent inducement. Plaintiff seeks damages of $13,000,000 for ten years of lost profits and pre-judgment interest thereon. All-Star has denied the material allegations of the complaint and has filed a counter-claim against Michiana Dairy Products, LLC and a third-party complaint against Enhance Packaging Technologies, Inc. n/k/a Liqui-Box Canada, Inc. In the counter-claim and third party complaint, All-Star alleged breaches of contract, good faith, and fair dealing, negligence, indemnification, breach of express warranty, breach of implied warranty, fraud, constructive fraud, and promissory estoppel, and damages. All-Star believes Plaintiff's allegations are without merit and that Plaintiff has damaged All-Star. Discovery has commenced. All-Star intends to pursue this matter vigorously. A Case Management Conference was held on October 13, 2004 where the court set dates for discovery and motions.

          On February 17, 2004, a complaint was filed in Superior Court in the County of Los Angeles, State of California, Case No. BC310716 styled American Water Star, Inc., etc. v. Kevin O'Keefe, an individual, CIBC Oppenheimer, a division of CIBC World Markets Corp, a Delaware corporation; Oppenheimer & Co., Inc., a New York corporation, Brighton Opportunity Fund, etc. et al. In this case, the Company asserted various contract and tort claims, including fraud, against each of the defendants for an amount approximately $30,000,000. The case has been remanded to state court after it was first removed to federal court on April 1, 2004. No cross-claims have yet been asserted against the Company. The case was recently ordered to arbitration. It is not possible at this time to predict the outcome of this litigation

          On June 28, 2004, the Company joined by other creditors, filed involuntary bankruptcy petitions against Geyser Products, LLC and Water Star Bottling, Inc., in United States Bankruptcy Court, District of Nevada, Case No. 04-14573 and Case No. 04-14578. The Company believes it is owed substantial sums of money from the latter, debtor entities. The Company believes that neither of the debtor entities have any hard or substantial assets from which to make recovery, but, the Company also believes that the debtor entities may be pursuing litigation on their own behalf and that the principals of the debtor entities may intend to keep any settlement proceeds for themselves, rather than distribute proceeds to creditors. If the involuntary petitions are successful, a bankruptcy trustee would take control over any claims or lawsuits and would insure that settlement proceeds are distributed to creditors. While the Company is confident in the merits of its involuntary petition, the Company could be required to pay attorneys fees and costs in the event it does not prevail in its efforts to force the debtor entities into bankruptcy. Trial for both cases is currently set for January 3, 2005.

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          The Company believes the issuance of the following shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company's financial statements and 34 Act reports. The Company reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with the Company's management on several occasions prior to their investment decision.

          On July 12, 2004, we issued a total of 25,000 shares of our restricted common stock to two individuals who each provided financial marketing consultant services. These shares were earned in the second quarter but issued in this period.

          On July 23, 2004, we issued 20,000 shares of restricted common stock to one person who will assist in developing our operations as a bottle manufacturer expert for a period of one year commencing on June 28, 2004. These shares were earned in the second quarter but issued in this period.

          On September 8, 2004, we issued 10,000 shares of restricted common stock for logistic consulting services.

  Issuances of Securities for Services or in Satisfaction of Obligations

          On September 1, 2004, we issued 1,888,889 shares of restricted stock to our Chairman, Chief Executive Officer and largest stockholder in cancellation of $1,700,000 in cash advances made to AMW in the three-month period ended September 30, 2004. We believe that the issuance and sale of the shares was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

  Laurus Fund Financing

          On October 26, 2004, the Company entered into an $5,000,000 credit facility with Laurus Master Fund, Ltd., whereby the Company executed an $5,000,000 convertible term note and issued Laurus a warrant to purchase 2,543,860 shares of its common stock at $0.66 per share. The Company believes that the sale of the convertible term note and issuance and sale of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Regulation D Rule 506. The shares were issued directly by the Company and did not involve a public offering or general solicitation. Laurus is an accredited investor as defined in Rule 501 of Regulation D. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. The Company reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with the Company's management on several occasions prior to its investment decision. In connection with the Laurus financing, the Company paid Laurus a management fee of $180,000, plus $29,500 for due diligence and legal fees, and $2,000 in escrow fees. Further, the Company paid a cash finder's fee of $500,000 and issued 500,000 shares of the Company's common stock, which the Company agreed to register as part of the Laurus registration statement.

          The Company believes the issuance of the 500,000 shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company's financial statements and 34 Act reports. The Company reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with the Company's president and directors on several occasions prior to their investment decision.

  Issuances of Securities for Warrant Exercise

          In the third quarter of 2004, we issued 671,428 shares of common restricted stock upon exercise of warrants. The proceeds from the exercise of these warrants were $265,000. Included in these warrants are 99,999 shares with proceeds of $52,500 that were received and recorded in the first quarter.

  Stock Issued Under Equity Compensation Plan

          On July 23, 2004, we issued 1,600 shares of common stock for consulting services to a Promotions Consultant pursuant to a Consultant Agreement for a term of six months beginning April 1, 2004. These shares were registered in a Registration statement on Form S-8 filed with the SEC on April 1, 2004 and were earned in the second quarter.

  Item 3. Defaults Upon Senior Securities.

          None.

  Item 4. Submission of Matters to a Vote of Security Holders

          None.

  Item 5. Other Information.

          None.

  Item 6. Exhibits

  Exhibits

4.1 *	Amended Stock Plan dated March 1, 2004.
4.2	Securities Purchase Agreement, dated October 26, 2004 between the Company and Laurus Master Fund, Ltd. (Exhibit 4.1 of the Company's Report on Form 8-K filed on November 4, 2004).
4.3	Registration Rights Agreement, dated October 26, 2004 between the Company and Laurus Master Fund, Ltd. (Exhibit 4.2 of the Company's Report on Form 8-K filed on November 4, 2004).
4.4	Master Security Agreement, dated October 26, 2004 in favor of Laurus Master Fund, Ltd. (Exhibit 4.3 of the Company's Report on Form 8-K filed on November 4, 2004).
4.5

  Subsidiary Guaranty, dated October 26, 2004 between the All-Star Beverages, the Company's subsidiary, and Laurus Master Fund, Ltd. (Exhibit 4.4 of the Company's Report on Form 8-K filed on November 4, 2004).

31.1*	Certification of the Chief Executive Officer and President pursuant to rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification by the Chief Executive Officer and by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press Release dated November 11, 2004 discussing the results of the Company's conference call hosted by Roger Mohlman.
99.2*	Press Release dated November 16, 2004 discussing the addition of a new distributor for the Company's products.

  * Filed herewith

  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  AMERICAN WATER STAR, INC.

  (Registrant)

  By:/s/ Dale Barnhart

       Dale Barnhart, Chief Financial Officer

       (On behalf of the registrant and as

       principal accounting officer)

  Date: November 19, 2004