Form 10QSB/A
period 2004-09-30
AMERICAN WATER STAR  INC
filed 2004-12-06
CIK 1041580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment #1)

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

Yes                  No      X

EXPLANATORY NOTE

American Water Star, Inc. is filing this Amendment No. 1 to Form 10-QSB to amend its Quarterly Report on Form 10-QSB for the period ended September 30, 2004 (the "Original Filing") filed on November 19, 2004, with the Securities and Exchange Commission in order to replace the Section 302 certifications of its Chief Executive Officer and Chief Financial Officer to include new Exhibits 31-1 and 31-2.

In conformity with SEC Release 34-47986, American Water Star, Inc. has removed all language from its Chief Executive Officer's and Chief Financial Officer's certifications pertaining to establishing and maintaining internal control over financial reporting.

This Amendment does not amend any other information previously filed in the Original Filing. The Original Filing is hereby superseded and amended with respect to Exhibits 31-1 and 31-2 set forth in this Amendment No. 1.

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

          During the third quarter of 2004, we were put on notice by the licensor of Splenda® to remove their trademark from the labels of our products. We have agreed to stop any future production of labels with their trademark, however, we have continued to ship and sell any products that had been produced with their mark. We have been in communication with the licensor and have come to the conclusion we may no longer buy directly from them. We believe we have located two other sources of sucralose products that may be used in our products, if needed.

          We had anticipated to launch a new product line of mixers and commence sales during the fourth quarter of this year. We were unable to obtain a key ingredient, Splenda® , for this new product and therefore were unable to follow through with the actual sales of the products. We anticipate a launch of this line with a sucralose substitute.

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

  The inability to utilize Splenda® , a primary non-nutritive sweetener used in our products, may impact our operations.

          Generally, raw materials utilized by us in our business are readily available from numerous sources. However, Splenda® , an important non-nutritive sweetener which is currently used in our product to produce a low or zero calorie beverage is only available from one source directly. If we are unable to purchase Splenda® directly and have to rely on other sources, this may cause an increase in production costs, which could adversely impact our business in the short-term. Furthermore, if we are unable to use Splenda® in our product then we may have to rely on alternative sources for sweeteners, which could result in new formulations of our products and could adversely impact our business.

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

31.1*	Certification of the Chief Executive Officer and President pursuant to rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification by the Chief Executive Officer and by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press Release dated November 11, 2004 discussing the results of the Company's conference call hosted by Roger Mohlman.
99.2*	Press Release dated November 16, 2004 discussing the addition of a new distributor for the Company's products.

  * Filed herewith

  ** Filed in original Form 10-QSB on November 19, 2004t

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

  Date: November 30, 2004