Form 10KSB
period 2004-12-31
AMERICAN WATER STAR  INC
filed 2005-06-06
CIK 1041580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32220

AMERICAN WATER STAR, INC.

(Name of small business issuer in its charter)

Nevada	87-0636498
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4560 South Decatur Boulevard
Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number including area code: (702) 740-7036

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year ended December 31, 2004. $3,180,033

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 31, 2005 was $19,927,130 based on a share value of $0.46.

The number of shares of Common Stock, $0.0001 par value, outstanding on March 31, 2005 was 80,227,858 shares.

Transitional Small Business Disclosure Format (check one): Yes               No    X

AMERICAN WATER STAR, INC.
FOR THE FISCAL YEAR ENDED
December 31, 2004

Index to Report
on Form 10-KSB
PART I	Page

Item 1.	Description of Business	2
Item 2.	Description of Property	12
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

PART III

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

  Unavailability of capital required to grow revenues;

  Slower than anticipated sales of our products and/or increased competition; and

  Greater than expected slotting fees and promotional goods.

Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission, if any), in particular as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 6.

In this form 10-KSB references to "American Water Star," "the Company", "we," "us," and "our" refer to AMERICAN WATER STAR, INC and its subsidiaries, unless context otherwise determines.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

American Water Star, Inc. was incorporated as American Career Centers, Inc., in the State of Nevada on June 15, 1999. The purpose of the company was to serve as a holding company for the acquisition of information technology career training centers and related businesses. Effective December 3, 1999, American Water Star acquired 100% of the outstanding shares of Tunlaw Capital Corporation, a publicly-held reporting company, in exchange for an aggregate of 200,000 shares of common stock, with Tunlaw becoming a wholly-owned subsidiary. With the completion of this acquisition, American Water Star became the successor issuer to Tunlaw, and retained public company reporting status under the Exchange Act. Tunlaw has had no operations to date and is inactive.

On April 2, 2002, we authorized the amendment to American Career Centers, Inc.'s Articles of Incorporation to change its name to American Water Star, Inc., to reflect the significant change in our character and strategic focus relating to our water bottling and distribution business. Subsequent to our name change we pursued the acquisition of Water Star Bottling, Inc. as the basis of our new business plan. We later voided the acquisition and have since filed an involuntary bankruptcy petition against Water Star Bottling.

Acquisition of New Age Packaging, Inc.

On December 23, 2002, we completed the acquisition of New Age Packaging, Inc. (then known as American Distribution & Packaging, Inc.), a privately-held Nevada corporation ("New Age"). Pursuant to that Agreement, New Age exchanged 100% of its outstanding common stock for 5,200,000 newly issued shares of our common stock, which was issued to former officers and directors of American Water Star whom were principals of New Age pre-merger. Upon completion of the acquisition, New Age became a wholly-owned subsidiary of American Water Star.

Although the consideration exchanged in the New Age acquisition was not negotiated at "arms-length," our directors and executive officers deemed it reasonable based on certain criteria, such as the valuation of the assets of New Age; New Age's current and historical business operations; the potential of New Age; and the potential benefit to our stockholders. Our directors determined that the consideration for the exchange was reasonable under these circumstances.

New Age is developing a packaging process that will be an alternative to traditional plastic bottles, glass containers and aluminum cans. This process requires alternative manufacturing and distribution coordination as compared to traditional bottling procedures.

All of the original equipment owned by New Age was designed to be used in the production of bottled beverages; accordingly, it was transferred as a dividend to American Water Star in early 2003.

On December 31, 2003 the Board of Directors of American Water Star, resolved to spin-off New Age to our stockholders of record as of March 15, 2004 as a stock dividend. The spin-off of New Age is anticipated to have no effect on our historical financial statements.

Our Board of Directors believes that New Age will be better able to achieve its corporate objectives as a stand-alone entity. As of the date of this report the spin-off has not occurred.

Acquisition of All-Star Beverages, Inc.

On December 24, 2002, we completed the acquisition of All-Star Beverages, Inc., a privately-held Nevada corporation ("All-Star"), pursuant to an Acquisition Agreement dated as of September 6, 2002. Pursuant to that Agreement, All-Star exchanged 100% of its outstanding common stock for 12,645,824 newly issued shares of our common stock. Roger Mohlman, our current CEO and Chairman, received 11,103,433 of the shares issued in the exchange. Upon completion of the acquisition, All-Star became a wholly-owned subsidiary of American Water Star.

Although the consideration exchanged in the All-Star acquisition was not negotiated at "arms-length," our directors and executive officers deemed it reasonable based on certain criteria such as the valuation of the assets of All-Star; All-Star's current and historical business operations; the potential of All-Star; and the potential benefit to our stockholders. Our directors determined that the consideration for the exchange was reasonable under these circumstances.

The majority of our operations are conducted through All-Star. We have contractual relationships with various independent distributors, brokers, both single and multi-location retail operations, and governmental agencies throughout the United States.

As a result of the All-Star and New Age acquisitions, the former stockholders of All-Star and New Age became the controlling stockholders of American Water Star.

Acquisition of Colorado River Distributors ("C.R.D"), Nevada Division:

Subsequent to December 31, 2004, we entered into an agreement to purchase from Colorado River Distributors, LLC, the distribution rights of their Nevada Division. In addition to purchasing the distribution rights, we purchased the existing inventory of their Nevada Division. Colorado River Distributors has distributing agreements for the paper products of Arrowhead Water, Coca Cola, Gatorade, and Tropicana. Upon this acquisition, we established a new subsidiary; C.R.D. of Nevada, in which we incorporated the operations of Colorado River Distributors' Nevada Division and consolidated the business with our current operations in Las Vegas, Nevada. This agreement allows us to expand our operations to distributing and we will now supply beverage products to over 450 new accounts, including; CVS Pharmacy, Walgreens, Savon Drugs, Vons Food & Drug and a number of other major retailers in the Las Vegas, Nevada area.

Additional Subsidiaries of American Water Star, Inc.

With the purchase and completion of the three plants in the United States, separate Nevada corporations were incorporated for each plant. These corporations only hold the physical assets of each plant. The following is a list of all subsidiaries of American Water Star.

Name of Subsidiary	Date of Incorporation	Operating Status
All Star Beverages, Arizona	March 5, 2004	Active
All Star Beverages JAX	January 1, 2004	Active
All Star Beverages Mississippi	August 26, 2004	Active
Hawaiian Tropicals	March 5, 2004	Active
C.R.D. of Nevada	March 6, 2005	Active
Tunlaw Capital Corporation	Pre 1999	Inactive

(b) Business of Issuer

American Water Star, Inc., with its administrative offices located in Las Vegas, Nevada, operates as a holding company of entities and brands engaged in the beverage industry. Our products and brands are licensed and developed in-house. Our intentions for the future are to be able to provide the branding and bottling of our beverages as well as the distribution and transportation of all our products in-house.

Our main objective has been to position American Water Star to sell products directly to major national chains and food service channels, which has resulted in our relationship with Wal-Mart and other large retailers. We have been actively developing the systems and national production capability to service these types of accounts with the purchase and leasing of our new bottling facilities located in the southwest (Arizona), south (Mississippi) and southeast (Florida).

Our beverage products are sold by the truckload, principally to distributors, who, in turn sell to retail stores, corner grocery stores, convenience stores, schools and other outlets. A truckload consists of 20 pallets holding 72 cases per pallet. Each case holds 24 16.9-ounce bottles. Each truckload carries 1440 cases.

Principal Products and Their Markets

In addition to bottled water, our product line consists of four branded beverages; (i) Geyser Sport, (ii) Geyser Fruit, (iii) Geyser Fruta/Fresca, (iv) Hawaiian Tropic. Geyser Sport is a sugar-free, calorie-free, carb-free fruit flavored beverage fortified with vitamins and calcium, offered in eight different fruit flavored waters. Geyser Fruit is a non-carbonated water with a low sugar content, also offered in eight different flavors. Geyser Fruta and Geyser Fresca are targeted to the Hispanic market and include authentic Latin flavored beverages, with Geyser Fresca being the first sugar free Hispanic line. Our Hawaiian Tropic products feature sugar-free, no carbohydrate, caffeine-free, sodium-free tropical drinks offered in four flavors. With the completion of the new plants, we expect to package both our own products, as well as co-pack for existing and new clients and customers.

During fiscal 2005, we anticipate the launch of several new product lines expanding our product base. We are currently developing the Fling's Miami Beach line, which will include sugar-free, calorie-free teas, energy drinks, mixers and flavored waters. In addition, we plan on expanding our water products to include a new brand titled Vegas Ice and Desert Ice. We are also currently exploring a line of energy drink products as a possible line.

We believe our products take advantage of major trends in the beverage industry because consumers increasingly want healthy, refreshing drinks. Additionally, with the passage of SB-19 (Pupil Nutrition, Health, and Achievement Act of 2001) in California, elementary schools must meet nutrient standards, which prohibit the sale of carbonated, sugary beverages. This may position us to capture a large share of the California market by offering healthy, no-sugar, and no-calorie beverages.

Market and Competition

The beverage industry is highly competitive, although it may be undergoing a substantial change with regards to consumers and U.S. regulatory bodies that are increasingly recommending health conscious diets. Our beverage products compete not only with other similar beverages, but also with other types of beverages, including soft drinks, coffee, beer, wine, and fruit juices. The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing, and distribution resources than we do. However, we do intend to continue to address this new and growing market of children and adults emphasizing the no sugar, no carbohydrate products.

We believe the market for our products is substantial. Our products and formulations developed for the school market, mass merchandising and active adult markets are being well received by our customers. However, important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will concentrate on marketing our products in favor of those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets. Competitive pressures in the alternative, energy, and functional beverage categories could cause our products to be unable to gain market share, to lose market share, or we could experience price erosion, any of which of these events could have a material adverse affect on our business and results.

Sources and Availability of Raw Materials

We purchase beverage flavors and the raw materials used in our packaging and labeling from independent suppliers located in the United States. We are dependent on the ability of our suppliers to provide products on a timely basis and on favorable pricing terms. Our goal is to ensure that the raw materials used in the manufacture and packaging of our products, including flavors, bottles, caps, labels, and boxes are readily available from two or more sources. Accordingly, we have engaged in developing strategic partnerships in these critical supply areas, although, as of the date of this report, we have not yet entered into any material strategic partnerships.

The principal raw materials used by our business are nutritive, non-nutritive sweeteners and flavors. The principal nutritive sweetener is high-fructose corn syrup, a form of sugar, which is available from numerous domestic sources and is historically subject to fluctuations in its market price. American Water Star generally has not experienced any difficulties in obtaining these requirements for sweeteners.

Generally, raw materials utilized by American Water Star are readily available from various sources. However, Splenda® a non-nutritive sweetener, which American Water Star had originally used alone or in combination with other non-nutritive sweeteners is no longer available directly from the licensor. American Water Star was required to reformulate its beverages to use aspartame as a substitute non-nutritive sweetener for its no-calorie beverages and a sugar-blend for its low-calorie beverages.

Copyrights, Trademarks and Licenses

On January 1, 2003, we entered into a Trademark and Design License Agreement with Tanning Research Laboratories, Inc. ("Tanning"), granting us authorization to use the trademarked name, "Hawaiian Tropic." Under the Agreement, Tanning licensed us to produce, market, and sell, on an exclusive basis in the United States and Canada, items that bear the Hawaiian Tropic trademark for a period of three years. In consideration, we agreed to pay Tanning a royalty of four percent (4%) of invoice sales, net of shipping and sales taxes, payable each quarter. The Agreement calls for guaranteed minimum royalties in the amounts of $40,000 for the first year, $120,000 for the second year, and $200,000 for the third year. The Agreement has a three-year renewal option, contingent on our meeting minimum sales amounts under the Agreement and if renewed, the minimum royalties will be $200,000 a year. We have either licensed, trademarked, or sub-licensed brand names and/or products so as to protect our future business activities.

We have entered into a Trademark and Design License Agreement with New Age Packaging, Inc., one of our wholly owned subsidiaries, whereas New Age may create, produce, market, advertise, and sell beverages in flexible packaging bearing American Water Star's trademarks in certain licensed territories. New Age has agreed to pay American Water Star a royalty of four percent (4%) of invoice sales (net of shipping and sales tax) of the licensed goods, which are said to accrue from the first date of sale by New Age and to be paid to American Water Star within 30 days from the end of the quarter in which the licensed goods are shipped. New Age will also be required to meet the annual minimum sales requirement of one hundred thousand dollars ($100,000.00). The term of the license is for five years or so long as American Water Star continues to promote its special branded beverages, whichever comes first. Furthermore, the parties agree that New Age shall have the right to renew the license agreement for another five years upon expiration of the initial agreement. In December of 2003, our Board of Directors declared a dividend to stockholders of record on March 15, 2004, in the form of all of the common stock of New Age. As of the date of this report, the dividend has not been paid and New Age is continuing to be run as one of our wholly-owned subsidiaries. The Company anticipates completing the New Age spin-off in fiscal 2005.

Classifications of Bottled Water

The following is a detailed list explaining the variations of bottled water and their characteristics.

Bottled Water means water that is intended for human consumption and that is sealed in bottles or other containers with no added ingredients except that it may optionally contain safe and suitable antimicrobial agents. Fluoride may be optionally added within the limitations established in 21 CFR Section 165.110(b)(4)(ii). Firms may manufacture nonstandardized bottled water products with ingredients such as minerals for flavor. The common or usual name of the resultant product must reflect these additions. Bottled water may be used as an ingredient in beverages. It does not include those food ingredients that are declared in ingredient labeling as "water", "carbonated water," "disinfected water," "filtered water," "seltzer water," "soda water," "sparkling water," and "tonic water."

Sparkling Bottled Water means bottled water that, after treatment and possible replacement of carbon dioxide, contains the same amount of carbon dioxide that it had at the emergence from the source. Manufacturers may add carbonation to previously noncarbonated bottled water products and label such water appropriately.

Ground Water means water from a subsurface saturated zone that is under a pressure equal to or greater than atmospheric pressure. Ground water must not be under the direct influence of surface water.

Mineral Water means water containing not less than 250 parts per million (ppm) total dissolved solids (TDS), coming from a source tapped at one or more boreholes or springs, originating from a geologically and physically protected underground water source. Mineral water shall be distinguished from other types of water by its constant level and relative proportions of minerals and trace elements at the point of emergence from the source, due account being taken of the cycles of natural fluctuations. No minerals may be added to this water.

Natural Water means bottled spring, mineral, artesian, or well water which is derived from an underground formation or water from surface water that only requires minimal processing, is not derived from a municipal system or public water supply, and is unmodified except for limited treatment (e.g., filtration, ozonation or equivalent disinfection process).

Purified Water means bottled water produced by distillation, deionization, reverse osmosis, or other suitable process and that meets the definition of purified water.

Spring Water means water derived from an underground formation from which water flows naturally to the surface of the earth. Spring water must comply with the FDA standard of identity in 21 CFR 165.110(a)(2)(vi). Spring water shall be collected only at the spring or through a borehole tapping the underground formation feeding the spring. There shall be a natural force causing the water to flow to the surface through a natural orifice. The location of the spring shall be identified and such identification shall be maintained in the company's records.

Spring water collected with the use of an external force shall be from the same underground striation as the spring, as shown by a measurable hydraulic connection using a hydrogeologically valid method between the bore hole and the natural spring, and shall have all the physical properties, before treatment, and be of the same composition and quality, as the water that flows naturally to the surface of the earth. If spring water is collected with the use of an external force, water must continue to flow naturally to the surface of the earth through the spring's natural orifice

Well Water means water from a hole bored, drilled, or otherwise constructed in the ground, which taps the water of an aquifer.

Governmental Regulation

We are required to comply, and it is our policy to comply, with applicable laws in the United States. Flavored waters are subject to a number of strict federal, state and industry regulations. These serve to ensure that the product is consistent in public safety and quality. The United States Food and Drug Administration (FDA) regulate flavored waters as a packaged food product. Flavored waters also must meet state regulations that, in some cases, are more stringent than the prevailing FDA and EPA standards. The FDA also regulates the labeling of our products. We have not encountered any regulatory action as a result of our operations, and no such action is anticipated.

The production, distribution, and sale in the United States of many of American Water Star's products are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and advertising, labeling and ingredients of such products.

Government Regulation of Bottled Water

Prior to 1996, bottled water was regulated in the same fashion as municipal water. Municipal water is regulated not as a food by the FDA, but as a commodity by the Environmental Protection Agency (EPA) pursuant to the Safe Drinking Water Act which only provided for certain mineral/chemical content requirements so as to ensure water safety, not product definition.

In 1996, the United States enacted statutes and regulations to regulate bottled water as a food. Accordingly, the Company's bottled water must meet FDA standards for manufacturing practices and chemical and biological purity. Furthermore, these standards undergo a continuous process of revision. The labels affixed to bottles and other packaging of the water is subject to FDA restrictions on health and nutritional claims for foods.

As of 1996, bottled water is fully regulated as a food by the FDA under the Federal Food, Drug, and Cosmetic Act ("FFDCA") 21 U.S.C. 301. The FFDCA defines food as "articles used for food or drink for man or other animals." This includes bottled water sold in containers at retail outlets as well as containers distributed to the home and office market. This legislation was designed to ensure that bottled water companies clearly and accurately define the type of water that was being bottled and sold to the public. The FDA adopted the basic mineral/chemical guidelines employed by the EPA, while making some aspects more stringent.

In addition, all drinking water must meet EPA standards established under the Safe Drinking Water Act ("SDWA") for mineral and chemical concentration. The 1986 amendments to the SDWA mandated the establishment of new drinking water quality and treatment regulations. Most municipalities meet or exceed EPA drinking water regulations, many of which reflect recent public awareness of the issue of contaminated water.

The United States government also enacted Safe Drinking Water Reauthorization Act of 1996. This law requires all local water utilities to issue annual reports to their consumers disclosing all chemicals and bacteria in their water.

Bottled water is also subject to state and local regulation. Bottled water must originate from an "approved source" in accordance with standards prescribed by the state health department in each of the states in which the Company's products will be sold. The source must be inspected and the water sampled, analyzed and found to be of safe and wholesome quality. There are annual compliance monitoring tests of both the source and the bottled water. The health departments of the individual states also govern water purity and safety, labeling of bottled water products and manufacturing practices of producers.

Government Regulation of Enhanced Beverages

Enhanced beverages are regulated in similar fashion to bottled water, with the primary exception being the wording on the label as the determinant factor as to the type of product the beverage is perceived to be. In the event structure or function claims are made on the packaging or advertising (i.e. "helps to lose weight" or "helps to prevent cancer"), the product must then be treated and packaged as a nutritional supplement, which is regulated under the Dietary Supplement Health and Education Act (DSHEA).

For decades, the Food and Drug Administration regulated dietary supplements as foods, in most circumstances, to ensure that they were safe and wholesome, and that their labeling was truthful and not misleading. An important facet of ensuring safety was FDA's evaluation of the safety of all new ingredients, including those used in dietary supplements, under the 1958 Food Additive Amendments to the Federal Food, Drug, and Cosmetic Act (FD&C Act). However, with passage of the Dietary Supplements Health and Education Act of 1994 (DSHEA), Congress amended the FD&C Act to include several provisions that apply only to dietary supplements and dietary ingredients of dietary supplements. As a result of these provisions, dietary ingredients used in dietary supplements are no longer subject to the premarket safety evaluations required of other new food ingredients or for new uses of old food ingredients. They must, however, meet the requirements of other safety provisions.

The provisions of DSHEA define dietary supplements and dietary ingredients; establish a new framework for assuring safety; outline guidelines for literature displayed where supplements are sold; provide for use of claims and nutritional support statements; require ingredient and nutrition labeling; and grant FDA the authority to establish good manufacturing practice (GMP) regulations. The law also requires formation of an executive level Commission on Dietary Supplement Labels and an Office of Dietary Supplements within the National Institutes of Health.

In such case, the packaging on the product must denote the product as a "Dietary Supplement," and the ingredient and nutritional information must be disclosed in a portion of the packaging known as a "Supplement Facts" box. In the event there are no structure or function claims, the product can then be sold as a beverage, with all appropriate information detailed on the label in a "Nutrition Facts" box. Other details, such as whether a product is an enhanced water is a true "water" or a "water drink" are vague, but generally modified as a "water drink" as an attempt to clarify to the consumer the blurred lines of product differentiation. Enhanced waters are also subject to certain bottled water classifications, depending upon the claims and disclosures of the types of water used in the product (i.e. spring water, purified water, etc.).

A California law requires that a specific warning appear on any product that contains a component listed by the State as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products. This is because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally in the product or that are contributed to the product solely by a municipal water supply are generally exempt from the warning requirement. No American Water Star beverage products are currently required to display warnings under this law. However, we are unable to predict whether an important component of our products might be added to the California list in the future. We are also unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of our products.

Investment in Technology

American Water Star is committed to using technology to meet business objectives and to keep operating costs as low as possible. An example is American Water Star's newly developed Dual Processor which dramatically increases production capability for flavored beverage products.

American Water Star has installed EDI, a state-of-the-art software inventory management and tracking system, which is mandatory when dealing with the type of large accounts we intend to supply with our products. This will enable us to significantly speed up the processing of orders from raw materials purchasing to plant operations. This becomes especially critical as we move to national production capability with plant capacity nationwide.

American Water Star has two websites with a feature reflecting where products are being sold, corporate information, a shopping cart, and brand descriptions all of which can be accessed at www.americanwaterstar.com, or www.allstarbeverages.com. Information contained on the websites is not incorporate herein.

Compliance with Governmental Laws

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

All of American Water Star's facilities in the United States are subject to federal, state, and local environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our or American Water Star's capital expenditures, net income, or competitive position.

Personnel

As of December 31, 2004 we had 35 full-time employees. In addition, we have contractual arrangements with 4 independent contractors to provide administrative services to us. We use the service of independent consultants and contractors to perform various professional services. We believe the use of third-party service providers may enhance our ability to contain general and administrative expenses. Management believes our future success will depend in large part upon our ability to attract and retain qualified employees. We have no collective bargaining agreements with our employees and believe our relations with our employees are good.

Distributors

As of December 31, 2004, we had approximately 45 distributors for our various product lines. The following is a list of some of our newer distributors, who we began doing business with in 2004 and the general area in which they service.

Name of Distributor	Service Areas
Johnson Brothers	Hawaii
McLane Company	Throughout the United States
H&M Distributing	Idaho
Capital Wine Distributing	South Carolina
Davis Distributing	Eastern Seaboard

ITEM 2. DESCRIPTION OF PROPERTY

American Water Star maintains its corporate headquarters at 4560 South Decatur Blvd., Suite 301, Las Vegas, Nevada 89103. We lease approximately 4,000 square feet of office space under a lease, expiring in April 2008. The minimum monthly rental for the premises is approximately $8,700, plus standard, ancillary charges, such as property taxes, insurance, and certain operating expenses applicable to the leased premises. The lease is subject to annual rent increases at a rate of four percent per annum.

In addition, we have a lease for property at 4545 Cameron Street, Suites A and B, Las Vegas, NV 89103. We lease approximately 11,000 square feet of warehouse and 4,000 square feet of office space under a lease, expiring in October 2006. We initially used this property as our warehouse space and our accounting department before relocating the accounting office to our Arizona facility. Subsequently, we are utilizing this space for the operations of our new subsidiary, C.R.D. of Nevada. The minimum monthly rental for the premises is approximately $8,900, plus standard, ancillary charges, such as property taxes, insurance, and certain operating expenses applicable to the leased premises. The lease is subject to an annual rent increase of approximately $300.

Mississippi Facility:

As of April 2004, American Water Star began leasing 56,000 square feet of an industrial building located at the Southwest corner of the intersection of Jesse Hall Memorial Parkway and U.S. Highway 51 North, Magnolia, Mississippi for use as a water bottling facility. The term of the lease is five years at a monthly rental of approximately $14,000, plus standard, ancillary charges, such as property taxes, insurance and certain operating expenses applicable to the lease premises. American Water Star has one five-year option to renew the lease with a rental increase in accordance with the CPI Index. American Water Star believes the property is in good condition and suitable for its needs as a bottling plant.

Arizona Facility:

As of May 28, 2004, American Water Star purchased a 72,000 square foot, multi-tenant, industrial warehouse located at 3910 East Wier Avenue, Phoenix, Arizona 85040 for a purchase price of $2.4 million. We believe this property is in good condition and suitable for our needs to be utilized as a bottling plant.

Florida Facility:

As of January 2004, American Water Star began leasing warehouse facilities at 6301 Powers Avenue, Suites A, B1 and B2, Jacksonville, Florida 32217, under two separate leases. All leases are for a term of three years, with an option to renew by American Water Star for an additional three years. Under the lease for Suite A, which is approximately 6,000 square feet, base rent is $1,575 per month during 2004, $1,650 per month during 2005, and $1,765 during 2006. Under the lease for Suites B1 and B2, which are together approximately 13,563 square feet, base rent is $3,560 per month during 2004, $3,730 per month during 2005 and $3,990 per month during 2006. In addition, we pay a 7% sales tax to the landlord on such base rents plus certain common area maintenance charges. Lastly, we pay an additional $5,500 per month in rental charges for amortization of approximately $180,000 in Tenant Improvements. We believe this property is in good condition and suitable for our needs to be utilized as a bottling plant. In addition to these three suites, we have a month to month lease for an additional two units in close proximity to these suites. Under the month-to-month arrangement the rent is $10,500.

ITEM 3. LEGAL PROCEEDINGS

On February 17, 2004, a complaint was filed in Superior Court in the County of Los Angeles, State of California, Case No. BC310716 styled American Water Star, Inc., etc. v. Kevin O'Keefe, an individual, CIBC Oppenheimer, a division of CIBC World Markets Corp, a Delaware corporation; Oppenheimer & Co., Inc., a New York corporation, Brighton Opportunity Fund, etc. et al.  In this case, the Company asserted various contract and tort claims, including fraud, against each of the defendants.  The case has been remanded to state court after it was first removed to federal court on April 1, 2004. No cross-claims have been asserted against the Company.  The case was ordered to arbitration. The arbitration process has begun. It is not possible at this time to predict the outcome of this litigation.

On April 2, 2004, the Company was served with a complaint, styled South Beach Beverage Company, Inc., a Delaware Corporation, vs. American Water Star, Inc., a Nevada Corporation, and Roger Mohlman, Defendants, United States District Court, District of Nevada, Case No. CV-S-04-0387-KJD-LRL. Plaintiff alleged trademark infringement and was seeking a permanent injunction against the Company's use of certain trademarks. The case was settled on September 10, 2004 for an undisclosed amount, and upon American Water Star's express abandonment of the trademark objects of this litigation and with the stipulation that American Water Star cancel its pending proceeding in the U.S. Patent and Trademark Office.

On April 14, 2004, a complaint was filed in the Lake Superior/Circuit Court in the County of Lake, State of Indiana, Case No. 45C010404PL00085, styled Michiana Dairy Products LLC, Plaintiff vs. All-Star Beverages, Inc., and Roger Mohlman, Defendants.  The complaint alleged breach of contract and fraudulent inducement.  Plaintiff seeks damages of $13,000,000 for ten years of lost profits and pre-judgment interest thereon.  All-Star has denied the material allegations of the complaint and has filed a counter-claim against Michiana Dairy Products, LLC and a third-party complaint against Enhance Packaging Technologies, Inc. n/k/a Liqui-Box Canada, Inc.  In the counter-claim and third party complaint, All-Star alleged breaches of contract, good faith, and fair dealing, negligence, indemnification, breach of express warranty, breach of implied warranty, fraud, constructive fraud, and promissory estoppel, and damages.  All-Star believes Plaintiff's allegations are without merit and that Plaintiff has damaged All-Star.  All-Star intends to pursue this matter vigorously.  A Case Management Conference was held on October 13, 2004 where the court set dates for discovery and motions. The case is in discovery. It is not possible at this time to predict the outcome of this litigation.

On May 14, 2004, the Company was served with a complaint styled First Advisory, LLC, Plaintiff vs. American Water Star, Inc., and Thomas Krucker, Defendants, Circuit Court for Baltimore County, Maryland, Case No. C-04-4853.  On May 28, 2004 the Company filed a Notice of Removal.  Plaintiff has alleged causes of action for breach of contract, specific performance, and a declaratory judgment regarding the earning of certain shares of the Company's common stock.  Plaintiff seeks the delivery of 400,000 restricted shares of the Company's common stock, the delivery of an additional 700,000 shares of the Company's common stock without restrictions, and registration of 150,000 previously issued and delivered shares of the Company's common stock.  The Company brought a Motion to Dismiss for Lack of Personal Jurisdiction or in the alternative a Transfer for Convenience to Nevada.  The motion to transfer venue to Las Vegas was successful.  The Company believes that the allegations are without merit and intends to defend this matter vigorously.  The case is now in discovery. It is not possible at this time to predict the outcome of this litigation.

On June 28, 2004, the Company joined by other creditors, filed involuntary bankruptcy petitions against Geyser Products, LLC and Water Star Bottling, Inc., in United States Bankruptcy Court, District of Nevada, Case No. 04-14573 and Case No. 04-14578. The Company believes it is owed substantial sums of money from the latter, debtor entities. The Company believes that neither of the debtor entities have any hard or substantial assets from which to make recovery, but the Company also believes that the debtor entities may be pursuing litigation on their own behalf and that the principals of the debtor entities may intend to keep any settlement proceeds for themselves, rather than distribute proceeds to creditors. The Company did in fact discover that certain claims were transferred from the debtor entities to related entities. However, subsequent review of the underlying claims and an underlying lawsuit filed in Wyoming disclosed that the claims did not have merit or settlement value of any substance. There are also allegations of possible litigation being pursued by the debtor entities against American Water Star alleging trademark infringement, validity of an assignment of trademark rights from Geyser to American Water Star, and unpaid compensation for the use of Geyser trademarks. American Water Star disputes these claims.

A court ordered settlement conference was held in December 2004 in which debtor entities, American Water Star, and creditors agreed to broad mutual releases between one another, including the release of any potential litigation involving the trademark infringement allegations. The conference resulted in a settlement agreement, wherein American Water Star would issue 400,000 shares of unrestricted, registered common stock designated to Water Star Bottling, Inc., in exchange for consulting services and 100,000 shares of restricted common stock. In addition, Mr. Mohlman would release a lien he had on property located in Wyoming to the representative parties of Geyser Products. However, subsequent to the settlement conference, one of the parties that negotiated on behalf of Geyser Products has since denied his ability to act on behalf of Geyser and has refused to sign the settlement agreement. In response to his denial, American Water Star filed a motion for sanctions to compel the carrying out of the settlement in bankruptcy court and a continued hearing was held on April 27, 2005. At the hearing an order enforcing the settlement agreement reached on December 14, 2004 was granted and the motion and counter-motion for sanctions was withdrawn. Additionally, the involuntary bankruptcy petition against Water Star Bottling, Inc. was dismissed and the involuntary bankruptcy petition against Geyser Products, LLC will no longer be contested. The execution of the order by all parties has not been completed as of the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

In June of 2004, our common stock was approved for listing and trading on the American Stock Exchange under the symbol "AMW." Prior to being listed on the American Stock Exchange, our common stock was quoted on the OTC Bulletin Board under the symbol "AMWS." Our common stock began being quoted on the OTC Bulletin Board in December 2000.

For the fiscal year 2003 and the first full quarter in 2004, we were quoted on the OTC Bulletin Board and the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

On June 18, 2004 we were listed on the American Stock Exchange and therefore the second quarter includes OTC Bulletin Board high and low bid prices from April 1, 2004 to June 17, 2004 and American Stock Exchange sales prices from June 18, 2004 to June 30, 2004. The third quarter of 2004 lists only the high and low sales prices as reported by the American Stock Exchange.

PERIOD	HIGH		LOW
2004
First Quarter	OTC	$2.03	OTC	$1.26
Second Quarter(1)	OTC	$1.72	OTC	$1.05
	AMEX	$1.35	AMEX	$1.07
Third Quarter	AMEX	$1.02	AMEX	$0.67
Fourth Quarter	AMEX	$0.85	AMEX	$0.45

2003 (OTC)
First Quarter	$0.45	$0.16
Second Quarter	$0.32	$0.115
Third Quarter	$0.85	$0.12
Fourth Quarter	$1.38	$0.73

(1) We were quoted on the OTC Bulletin Board until June 17, 2004; therefore the second quarter of 2004 will be spilt between the OTC high and low bids and the American Stock Exchange high and low sales prices. The OTC quotes for the second quarter of 2004 are from April 1, 2004 through June 17, 2004. Subsequently we were listed on the American Stock Exchange on June 18, 2004 and therefore the high and low sales prices for the second quarter of 2004 are for the dates from June 18, 2004 through June 30, 2004.

On April 18, 2005, the American Stock Exchange (AMEX) halted trading of our common stock due to our inability to timely file this report. On April 20, 2005, we received a letter from the AMEX notifying us we were no longer in compliance with their continued listing standards set forth in Sections 134 and 1101 of the AMEX Company Guide. AMEX further advised us that we must submit a plan by May 4, 2005, advising AMEX of action we had taken to bring AMW into compliance. If we are not in compliance with the continued listing standards by June 15, 2005 or do not make progress consistent with our plan, then AMEX staff will initiate delisting proceedings. In addition, we may be subject to delisting proceedings if our submitted plan is not accepted by AMEX. On May 4, 2005, we submitted a plan to AMEX and on May 26, 2005 we were notified that our plan had been accepted.

(b) Holders of Common Stock

As of December 31, 2004, we had approximately 693 stockholders of record of the 80,227,858 shares of common stock outstanding.

(c) Dividends

We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

New Age Spin-Off

In December of 2003, our Board of Directors declared a dividend to stockholders of record on March 15, 2004, in the form of all of the common stock of New Age, one of our wholly owned subsidiaries. As of the date of this report, the dividend has not been paid.

(d) Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	0	$0.00	0

Equity compensation plans not approved by stockholders	600,000 (1)	$0.77	12,111,140

Total	600,000	$0.77	12,111,140

(1) The directors as of August 17, 2004 all received options of 120,000 shares at an exercise price of $0.77.

Recent Sales of Unregistered Securities

On January 31, 2004, we closed a private placement conducted by Westcap Securities, Inc. On November 14, 2003, the Company had commenced this private placement of its common stock priced at a 30% discount to the closing bid price of the Company's common stock on the day of the investment by the purchaser. The Company sold 940,573 shares totaling $810,610 to 65 accredited investors. The Company received a total of $692,390 after paying commissions, fees and costs of the offering. Under the terms of the Sales Agreement, in addition to its cash compensation, Westcap was issued 75,246 shares of restricted common stock. Westcap's issuances of the shares described above were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On February 3, 2004, the Company executed a Consulting Agreement with Alpine Capital Partners, Inc. ("Alpine") pursuant to which Alpine assisted the Company by conducting public relations work throughout the financial community commencing February 1, 2004 and running through February 1, 2007, and in partial consideration therefore, the Company issued Alpine 800,000 shares of its restricted common stock, a valued at $1,760,000, and agreed to include those shares in the Company's next registration statement. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company's financial statements and 34 Act reports. The Company reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with the Company's president and directors on several occasions prior to its investment decision.

On March 3, 2004, the Company issued 220,350 shares totaling $300,000 to 13 accredited investors pursuant to the discount offering conducted in January 2004. The offering was conducted by the Company and no commissions were paid. We believe the issuance was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Regulation D Rule 506. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make the investment decision, including the financial statements and Exchange Act reports. The Company reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with the Company's management on several occasions prior to their investment decision.

On May 7, 2004, the Company issued 350,000 shares of restricted common stock, valued at $612,500, to MarketByte LLC, in consideration of consulting services to be provided pursuant to a Consulting Agreement. The value of the agreement was determined based on the market value of our stock on the date the stock was earned. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On May 7, 2004, the Company issued 280,000 shares of restricted common stock, value at $425,600, to Don Hejmanowski in full consideration for investor relation services to be provided pursuant to an Independent Contractor Agreement commencing May 1, 2004 and ending on April 30, 2005. The value of the agreement was determined based on the market value of our stock on the date the stock was earned. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information, including the Company's financial statements and 34 Act reports, and his prior involvement with the Company as a previous consultant.

On July 12, 2004, we issued 20,000 shares of restricted common stock to Steve Simon and 5,000 shares of our restricted common stock to James W. Dupree who each provided financial marketing consultant services. The total value of these shares was $26,750. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On July 23, 2004, we issued 200,000 shares of restricted common stock to Marvin Lee Schwab pursuant to an agreement under which he assisted in developing our operations as a bottle manufacturer for a period of one year commencing June 28, 2004. On July 30, 2004, 180,000 shares of common stock to Mr. Schwab were rescinded to properly reflect the amount of shares he was to receive pursuant to the agreement. The value of shares after the error was corrected was $20,200. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On October 28, 2004, the Company awarded 500,000 shares, valued at $277,528, to Alpine Capital Partners as finder's fee for the Laurus transaction. The shares were not issued as of December 31, 2004. We believe the issuance was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company's financial statements and 34 Act reports. The Company reasonably believed that the recipient, immediately prior to issuing the shares, had such knowledge and experience in its financial and business matters that they were capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with the Company's president and directors on several occasions prior to its investment decision. The shares are restricted against resale and may only be sold pursuant to Rule 144 or an effective registration statement.

On October 28, 2004, we issued warrants to purchase 1,000,000 million shares of our common stock, valued at $135,500, to Gryphon Master Fund, L.P. in consideration for the receipt of a required waiver allowing the Laurus financing. The exercise price of these warrants is $0.58 per share and may be exercised at any time prior to October 28, 2009. Further, the warrant provides Gryphon with the right to exercise the warrants on a cashless basis and has registration rights, which must be filed no later than 150 days following the issue date. We believe that the issuance of these warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The warrants were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company's financial statements and 34 Act reports. The Company reasonably believed that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in its financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with the Company's president and directors on several occasions prior to its investment decision.

On November 17, 2004, the Company issued 150,000 shares of restricted stock, valued at $88,500, in connection with legal fees paid to Stoecklein Law Group for corporate matters pursuant to our retainer agreement and legal fees associated with the Laurus financing unrelated to the registration statement filed on December 15, 2004. The value of the agreement was determined based on the market value of our stock on the date the stock was earned. We believe that the issuances of the shares described above were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On November 17, 2004, the Company issued 50,000 shares of restricted common stock, valued at $27,500, to Jerry Ludeman as compensation for prior services as a director to the Company. The value of the agreement was determined based on the market value of our stock on the date the stock was earned. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

Issuance of Securities for Warrant Exercise

On February 2, 2004 two accredited investors were issued shares upon exercise of warrants they issued in the 30% discount private placement conducted by Camden Securities from August 2003 to September 2003. One accredited investor exercised his warrant for 36,163 shares on January 23, 2004 at $0.50 per share for a total of $18,150.21. The other accredited investor exercised his warrant for 15,377 shares on January 26, 2004 at a rate of $0.60 per share for a total of $9,300. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On February 6, 2004, the Company issued 15,000 shares to Irving Berke who exercised his warrants from the $0.35 private placement conducted by the Company in October 2003. He exercised his warrants on February 2, 2004 at $0.525 per share for a total of $7,875. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On February 18, 2004, the Company issued 30,000 shares of common stock to Michael and Lori Weisser, who exercised their warrants from the $0.35 private placement conducted by the Company in October 2003. They exercised their warrants on February 8, 2004 at $0.525 per share for a total of $15,750. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On February 18, 2004, the Company issued 32,541 shares of common stock to Daniel and Janice Rey, who exercised their warrants from the 30% discount private placement conducted by Camden Securities in September 2003. They exercised their warrants on February 11, 2004 at $0.525 per share for a total of $17,084. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On February 24, 2004, the Company issued 100,000 shares of common stock to Richard Stevens. On February 17, 2004 he exercised his warrants from the $0.35 private placement conducted by the Company in October 2003 at a rate of $0.525 per share for a total of $52,500. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On February 26, 2004, the Company issued 36,568 shares of common stock to Forrest Williams, who exercised his warrants from the 30% discount private placement conducted by Camden Securities in 2003. He exercised his warrants on February 18, 2004 at $0.41 per share for a total of $15,000.19. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On February 27, 2004, the Company issued 186,140 shares of common stock to Camden Securities, Inc. for the exercise of 227,000 warrants pursuant to the Sales Agency Agreement between the Company and Camden acting as the placement agent for various private placements. The warrant agreement provided for a "cashless exercise" and the shares were issued according to this feature. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The shares were issued in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On March 3, 2004, the Company issued 86,000 shares of common stock to 3 accredited investors in connection with the $0.35 private placement conducted by the Company in October 2003. The shares were exercised at $0.525 per share for a total of $45,150. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On March 3, 2004, the Company issued 49,205 shares of common stock to William Perry, who exercised his warrants from the 30% discount private placement that was conducted by Camden Securities. Mr. Perry exercised his warrant on February 26, 2004 at $0.61 per share for a total of $30,000.39. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On March 8, 2004, the Company issued 104,000 shares of common stock to 3 accredited investors who exercised their warrants from the $0.35 private placement conducted by the Company in October 2003. The shares were exercised at $0.525 per share for a total of $54,600. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On March 8, 2004, the Company issued 30,352 shares of common stock to Michael Harris, who exercised his warrants from the 30% discount private placement conducted by Camden Securities. Mr. Harris exercised his warrant on March 2, 2004 at $0.62 per share for a total of $18, 749.95. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On March 9, 2004, the Company issued 75,000 shares of common stock to Laura Halper, who exercised her warrants from the $0.35 private placement conducted by the Company in October 2003. She exercised her warrants on March 3, 2004 at $0.525 per share for a total of $39,375. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On March 9, 2004, the Company issued 30,560 shares of common stock to Bernard Saul, who exercised his warrants from the 30% discount private placement conducted by Camden Securities. He exercised his warrants on March 3, 2004 at $0.61 per share for a total of $18,750.09. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On March 12, 2004, the Company issued 439,071 shares of common stock to 11 accredited investors, who exercised their warrants from the $0.35 private placement conducted by the Company in October 2003. They exercised their warrants at $0.525 per share for a total of $230,512.28. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On March 12, 2004, the Company issued 196,228 shares of common stock to 8 accredited investors, who exercised their warrants from the 30% discount private placement conducted by Camden Securities. The amount exercised at ranged from $0.43 per share to $0.61 per share for a total amount of $100,501.05. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On March 15, 2004, the Company issued 45,000 shares of common stock to Mary Miller, who exercised her warrants from the $0.35 private placement conducted by the Company in October 2003. On March 15, 2004 the Company received from Ms. Miller two promissory notes in the amounts of $7,875 and $15,750 as payment for the 15,000 warrants and the 30,000 warrants exercised which are payable on or before March 15, 2005 and bear interest at a rate of 0.06% per annum. The warrants were exercised at a rate of $0.525 per share. The notes are collateralized by the shares issued upon exercise.

On March 15, 2004, the Company issued 86,428 shares of common stock to 3 accredited investors, who exercised their warrants from the $0.35 private placement conducted by the Company in October 2003. They exercised their warrants at $0.525 per share for a total amount of $45,374.93. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On March 15, 2004, the Company issued 47,994 shares of common stock to 2 accredited investors, who exercised their warrants from the 30% discount private placement conducted by the Camden Securities. The warrants were exercised at $0.525 per share for a total of $25,197. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On June 4, 2004, the Company issued 15,000 shares of common stock to Kate McKnight, who exercised her 15,000 warrants from the $0.35 private placement conducted by the Company in October 2003. She exercised her warrants at a price of $0.525 per share for a total of $7,875. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On June 4, 2004, the Company issued 24,802 shares of common stock to Adela Pena, who exercised his 24,802 warrants from the 30% discount private placement conducted by Camden Securities. He exercised his warrants at a price of $0.60 per share for a total of $15,000.25. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On June 14, 2004, the Company issued 300,000 shares of common stock to Redwood Consultants, LLC pursuant to the exercise of warrants granted to them in their consulting agreement with the Company. Of the total, 100,000 warrants were redeemable if the Company's common stock traded above $0.50 and the shares had been registered. Another 100,000 warrants were redeemable if the Company's common stock traded about $1.00 and the shares had been registered. Finally, the remaining 100,000 warrants were redeemable if the Company's common stock traded above $1.50 and the shares were registered. The shares were registered in our registration statement on Form SB-2 dated May 7, 2004. We believe the issuance was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Regulation D Rule 506. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and Exchange Act reports. The Company reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with the Company's management on several occasions prior to their investment decision.

On June 21, 2004, the Company issued 85,715 shares of common stock to Karen Miller, who exercised her 85,715 warrants from the $0.35 private placement conducted by the Company in October 2003. She exercised on June 14, 2004 at a price of $0.525 per share for a total of $45,000. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On July 23, 2004, the Company issued 71,429 shares of common stock to Rheal Cote, who exercised his 71,429 warrants from the $0.35 private placement conducted by the Company in October 2003. He exercised his warrants on July 7, 2004 at a price of $0.525 per share for a total of $37,500.23. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On July 30, 2004, the Company issued 99,999 shares of common stock to Gerald Bolduc, who exercised his warrants from the $0.35 private placement conducted by the Company in October 2003. The warrants were exercised on March 5, 2004 at a rate of $0.525 for a total of $52,500. The shares were not issued until July 30, 2004 due to the subscription agreements being lost. The warrants described were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The private placement was in reliance on Sections 4(2), Regulation D Rule 506 and/or 3(b) of the Securities Act, based upon each investor's relationship to the Company, their accredited investor status, the amount of securities offered, and the size and manner of the offering.

On August 8, 2004, VistaQuest exercised 500,000 warrants at a price of $0.35 per share for a total compensation of $175,000. The 500,000 shares were issued on August 22, 2003 and could only be exercised in whole. These shares were registered in our registration statement on Form SB-2 dated May 7, 2004. We believe that the issuance of the shares described was from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

Securities authorized for issuance under equity compensation plans

On February 6, 2004, the Company issued 100,000 shares of common stock, valued at $191,000, to Sean Flanagan for consideration of his previous legal services. The shares were registered in a Registration Statement on Form S-8 filed with the SEC on May 8, 2002.

On May 13, 2004, the Company issued 200,000 shares of common stock, valued at $340,000, to Sean Flanagan for previous legal services. The shares were registered in a registration statement on Form S-8 filed with the SEC on May 13, 2004.

On July 23, 2004, we issued 1,600 shares of common stock, valued at $1,616, for consulting services to Sharon Shepard pursuant to a Consultant Agreement for a term of six months beginning April 1, 2004. The shares were registered in a Registration statement on Form S-8 filed with the SEC on April 1, 2004 and were earned in the second quarter of 2004.

On November 17, 2004, we issued 10,000 shares of common stock, valued at $5,500, to Adriana Lucas pursuant to a consulting agreement. The shares were registered in a Registration statement on Form S-8 filed with the SEC on April 5, 2002.

In addition, the Stock Plan provides for the issuance of the Company's equity securities as compensation for consulting and/or legal services provided to the Company from time to time. The Company limits the recipients of stock issued pursuant to the Stock Plan to natural persons who performed bona-fide services to the Company which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for the Company's securities. All shares issued pursuant to the Stock Plan were registered with the Commission on Form S-8.

Subsequent Events

On February 28, 2005, we issued Laurus a warrant to purchase 1,500,000 shares of common stock with a purchase price of $0.50 pursuant to an Amendment and Waiver Agreement for the purpose of amending the terms of the previous Secured Convertible Term Note, the Securities Purchase Agreement, and the Registration Rights Agreement, all dated October 26, 2004. The warrant has a five year term. We believe the warrant was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Regulation D Rule 506. The warrant was issued directly by the Company and did not involve a public offering or general solicitation. Laurus was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. The Company reasonably believed that Laurus, immediately prior to its investment, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. Laurus had the opportunity to speak with the Company's management on several occasions prior to its investment decision.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

OVERVIEW AND OUTLOOK

We develop, market, sell, and distribute bottled water along with four branded beverages: Hawaiian Tropic, Geyser Fruit, Geyser Sport, and Geyser Fruta. Our products are orientated to the health conscious consumer looking for an alternative to products containing high sugar and caffeine levels. Our customers include single and multi-store retail operations, governmental agencies, and distributors who in turn sell to retail stores, convenience stores, schools and other outlets. In addition, we moved into the private label and co-packing industries in the fourth quarter and will continue development of this market through fiscal year 2005.

We initially sold our products exclusively through distributors who then supplied our products to retailers. Although we still use distributors, we have expanded our sales effort through sales directly to retailers. At December 31, 2003 we sold through distributors and directly to customers of approximately 3,000 to 4,000 retail locations. At December 31, 2004, we sold through distributors and directly to customers with approximately 20,000 to 25,000 retail locations.

We expect to increase sales to our existing customers and continue to increase the number of our customers through the fiscal year 2005. Further, as a result of our diversification into the private label and co-packing businesses, we anticipate a significant increase in our operating revenues. The private label and co-packaging of beverages for other corporations allows us to avoid costly marketing expenses that would otherwise be associated with brand development, launch, and continuing promotions. We anticipate the distribution of our sales over the next couple of years to have the following breakdown:

  50%-60% private labeling,

  30% co-packing,

  10%-20% branded products.

American Water Star's focus on flavored water, tropical beverages, teas, and mixers differentiates itself from traditional bottled water because the perception is of an increased value with the many different flavors we are able to offer. This perception also allows us to accommodate any difference in price from standard bottled water. We also intend to capitalize on this difference in the expansion of new product lines and flavors.

Beverage Industry Overview

According to the 2002/2003 Beverage World Beverage DataBank, the Multiple Beverage Market, which consists of soft drinks, fruit beverages, bottled teas, sports drinks and bottled water, beer, wine, and spirits (the "Multiple Beverage Market"), accounted for retail revenue of $205.10 billion in 2001, an increase from 199.67 from 2000, an increase of 3.2%. Soft drinks are the largest and most dominant segment of the non-alcoholic Multiple Beverage Market, with retail sales of $55.94 billion and 15.41 billion gallons in 2001. Although Soft Drinks account for nearly 50% of annual beverage gallonage, there has been a series of new challengers in the Alternative Beverage Market, led in particular by bottled water, that have cannibalized Soft Drinks' sales and supremacy in the World Beverage Market Index. Sales of bottled water in the United States doubled from 1.56 billion gallons in 1987 to 3.12 billion gallons in 1996 ($4.3 billion in sales), and has continued to increase even further to 5.6 billion gallons in 2001 (an increase of 80% since 1996), which accounted for $7.78 billion dollars in sales (an increase of 32% since 1996).

The United States Multiple Beverage Market's greatest growth is principally in the newest segment of beverages, known as New Age Beverages. The introduction of Alternative Beverages into the marketplace began in the late 1980's as a result of widespread consumer demand for alternatives to traditional carbonated soft drinks. The category of Alternative/New Age Beverages now consists of 9 different growing segments including: (1) single serve bottled water, (2) natural/premium sodas, (3) sparkling waters, (4) sports drinks, (5) ready-to-drink iced teas and ready-to-drink coffees, (6) single serve fruit juices, and fruit Juice/Vegetable blends, (7) energy beverages, (8) nutrient enhanced beverages, which are healthy beverages that have ingredients added to satisfy a physical or functional need (i.e. added herbs for health, performance, or nutrition, oxygen for performance recovery and enhancement, etc.), and (9) New Age Dairy.

New Age Beverage sales have continued to experience tremendous growth over past years (1997-$7 billion, 1998-$8 billion, 1999-$9.3 billion, 2000-$10.2 billion, 2001-$11.6 billion, and 2002-$13.2 billion), with significant continued growth to come as existing brands gain greater acceptance in the marketplace, and new brands and categories enter and evolve.

Initially seen as a fad, beverage market analysts foresee a long, healthy life for variable functional beverages (energy beverages enhanced r-t-d teas and waters). According to Frost & Sullivan, a San Jose, Calif.-based international strategic market consultant, the U.S. functional beverage market generated revenues of $4.7 billion in 2000, and is projected to top $12 billion by 2007.

Functional as well as, all alternative beverages have gone from availability in small, niche health food stores to mainstream convenience store and grocery/supermarket availability. As the Alternative Beverage Market continues to grow in product lines and sales, as well as more consistent mainstream visibility, many beverages have begun to straddle and crossover into various categories of this market segment (i.e. herbal enhanced iced tea's and waters). As this market continues to grow, and more and more new beverages are formulated and crossover into various categories, additional market segments will form, as in the case of flavored water. In fact, in March of 2005, the top two bottled water marketers in the United States introduced new extensions of zero-calorie flavored water products. The Beverage Marketing Corporation report analyzing the flavored water market reported annual flavored water sales could exceed $600 million within the next few years, which is considered to be the medium-growth figure but a high-end projection is in the neighborhood of $800 million.

Bottled water, as the primary segment of the New Age category, has continued to gain strong acceptance as an alternative beverage of choice for the consumer. In its early development, bottled water was perceived to be a luxury or elitist beverage as the general consumer felt it was unnecessary to pay for a product that was otherwise available for "free" from the tap. Since that time, as a result of various issues, including increased availability, dietary and health concerns, and consumer fears of public/municipal water supply safety, bottled water has gained acceptance throughout all age, gender, economic, and social demographic segments throughout the United States. Health and safety issues know no demographic boundaries, and virtually all Americans are concerned about their diet and weight. As a non-caloric, healthful beverage with no health concerns due to chemical additives, bottled water is the beverage of choice for a long time to come.

An inherent limiting factor of a beverage and water company's growth and income capabilities is that the majority of beverages and bottled water companies are regional in nature and are restricted to their water source volume and the distance in which their products can be most cost effectively transported. Due to the nature of being a very dense and heavy element, water and other beverages are very costly to ship. Shipment of water and beverages beyond a 500 mile radius of a plant becomes costly, inefficient, and erodes profitability. Furthermore, the water and beverage industry is extremely competitive with a number of companies in each region vying for the same clientele. These limitations impact short-term as well as long-term growth. American Water Star plans to look for possible acquisition or plant purchases in various strategic geographic locations that will afford the company to better serve its clientele on a national basis.

Priorities of American Water Star

Key Priorities for the Company in 2004 and over the next several years include the following:

  Product innovation

  Innovation of our four established brands has been and will continue to be critical to overall volume growth. We are currently developing the Fling's Miami Beach line, which will include sugar-free, calorie-free teas, energy drinks, mixers and flavored waters. In addition, we plan on expanding our water products with several lines including the Vegas Ice and Desert Ice lines. We are also entertaining the possibility of an energy drink line.

  Distribution Cost Management

  The cost of transporting finished goods from our various plants to locations of customer outlets accounted for 9% of our net sales in 2004. The expense of shipping cases of beverages is approximately $0.60 per case for every 500 miles. Due to the expense of fuel prices, the costs associated with transporting finished goods are anticipated to either remain the same or to increase. To combat these rising transportation costs, we are actively pursuing several options, including purchasing our own fleeted trucks, distributing in a 500 mile radius of our plants, and other creative options with our distributors and retailers. We anticipate that through these and other options that we will be able to reduce our freight costs by up to 50%. In conjunction with our distributing within a 500 mile radius of our plants, we plan to research the possibility of expanding our operations with other plants in strategic locations.

  Productivity

  To achieve operating performance in the company over the long-term there must be ongoing improvements in labor productivity and asset productivity. We are continuing to focus on our supply chain and distribution functions for opportunities to improve productivity. Once all the three plants are fully operational, we expect this to increase our ability to produce in a more efficient manner. We also have intentions of establishing or locating operations of bottle manufacturers in close proximity of our plants. This should help reduce costs in the hauling of bottles and make it more efficient in being able to fill orders in a more timely fashion.

  Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

  Results of Operations

  During the fourth quarter we began the initial test production runs in our new facilities. These facilities are located in Jacksonville, Florida; Magnolia, Mississippi; and Phoenix, Arizona. These three facilities had in total six bottling lines in place at the end of the fourth quarter of 2004. Currently the Mississippi and Arizona facilities are producing product and the Florida facility is targeted to be in production by the 2nd quarter of 2005. Due to Splenda® no longer being available to us, our products and lines had to be reformulated, relabeled and retrofitted to run a sugar blend and aspartame. This caused our bottling lines to not be completely operational as early as anticipated. We also currently have plans to open a bottling facility in Honolulu, Hawaii sometime in 2005.

  The initial three facilities are expected to commence production with the ability to produce in total between 3,000 and 4,000 truckloads of beverage monthly. We believe that our cost to produce our products will be less in our new production facilities than what we experienced in using third parties; however, we plan to continue to use the co-packing arrangements currently in place to supplement our production needs. We believe this new production capacity will be sufficient to meet the demands for our products. Most of the set up costs for these facilities have been paid for and the remaining balance is expected not to exceed $250,000.

  In February 2004, we acquired the assets of Sunset Bottling Company ("Sunset"), the site of our Jacksonville, Florida production facility. The cost of these assets totaled $362,980, consisting of $135,000 cash paid to Sunset and 200,000 shares of our common stock valued at $227,980. In July 2004, we sold the private label water business acquired in the Sunset transaction for $250,000. This sale provides for the buyer to pay us $1.00 for each case of water sold to private label customers until the purchase price has been paid or until July 2009, whichever occurs first. We will record payments received as a reduction of the intangible asset recorded as a result of the Sunset asset acquisition. No payments were received on this agreement through December 31, 2004, and we have accounted for this receivable as being unlikely collectible. As a result, this receivable amount was written off. Should any payments be received pursuant to this agreement, they will be recorded as revenue if and when received.

  During 2004, we had negative cash flow from operations of $7,068,783, and for the 2003 fiscal year we had negative cash flow from operations of $1,697,198. During 2004, we raised $9,620,603 from the sale of common stock and the exercise of warrants. An additional $1,700,000 was raised through the conversion of debt to equity. These two amounts exceeded cash used in operations. In October 2004, we raised $5 million through the issuance of a convertible note with detachable warrants.

  For the year 2004, we had gross profit of $547,651, or 17% of net sales, respectively compared to gross profit of $1,012,242, or 38% of net sales, in the comparable period of 2003. Gross profit amounts in 2004 were reduced by inventory that was disposed of in connection with the opening of our production facility in Mississippi. This inventory had a carrying value of $268,164, or 8% of net sales for the year. In 2003, we incurred expenses associated with slotting fees and promotional goods totaling $1,120,660.  This amount represented 30% of gross sales and 68% of the cost of sales.  In comparison, gross profit for 2004 was reduced by slotting fees and the cost of promotional goods totaling $361,509, or 11% of gross sales in 2004. These amounts were paid directly or indirectly to customers (such as Safeway and Vons) for shelf space in their stores for our products. We expect these costs to continue and most likely will increase as we continue to increase the number of retail locations in which our products are offered for sale to the public. In addition, our sales in 2004 were primarily to Wal-Mart and other retail customers whereas sales in 2003 were primarily to distributors. Sales prices to distributors are about 20% higher than sales prices to Wal-Mart and other retailers.

  Operating expenses for 2004 exceeded the gross profit generated on our sales due to costs associated with developing the infrastructure necessary to support our expected sales growth and legal, accounting and consulting costs. Management plans to use aggressive sales promotions, including offering free samples at retail locations, to increase sales of our products. The initial success of this strategy is evidenced by the large increase in the number of retail locations in which our products are carried and the initial order for our products from Wal-Mart, to which $600,000 of products were delivered in April 2004. Total sales to Wal-Mart were approximately 39% of our gross sales for the 2004 year end. We expect to continue to obtain new customers for our products in 2005 that would provide for continued significant increase in sales.

  During the third quarter of 2004, we were put on notice by the licensor of Splenda® to remove their trademark from the labels of our products. We have agreed to stop any future production of labels with their trademark. We have been in communication with the licensor and have come to the conclusion that we can no longer buy directly from them. In response to this we have had to reformulate our blends with a sugar blend and aspartame non-nutritive sweetener and relabel our products. We additionally had to retrofit our bottling operations for these new formulations.

  We had anticipated to launch a new product line of mixers and commence sales during the fourth quarter of 2004. Since we were unable to obtain Splenda® for this new product, we were unable to follow through with the actual sales of the products. We have already implemented an alternative substitute in the first quarter of 2005 and anticipate no further slowdown in this area.

  Revenues
	2004	2003	Increase/(decrease)
			$	%
Revenue	$ 3,180,033	$ 2,664,088	$ 515,945	19%

  During the year ended 2004, we recorded net sales of $3,180,033 compared to net sales of $2,664,088 in the comparable period of 2003. The increase of $515,945, or 19%, in sales for the year ended 2004 compared to the same period in 2003 resulted from new customers obtained in 2004. This increase was achieved in spite of the loss of two distributors and the decrease in sales prices. Sales to Wal-Mart in 2004 were $1,237,825 and the remaining $1,942,208 of net sales were primarily to other retail customers.

  We have two major products: the Hawaiian Tropic brand, with gross sales during 2004 of approximately $2,403,000, and our lines of Geyser beverages, which include Geyser Sport, Geyser Fruta, and Geyser Fruit. Gross sales of Geyser beverages during 2004 were approximately $1,125,000. During the fourth quarter of 2003, we implemented our marketing program, which placed a high priority on market penetration and establishing distribution channels. This program involves aggressive use of promotional products and activities. We believe that the levels of promotional costs are higher than industry averages, but are necessary to be able to achieve our distribution and market penetration goals. The success of this strategy is evidenced by our increase in gross sales and the increase in the number of retail locations in which our products are available. We sold through distributors and directly to customers approximately 3,000 to 4,000 retail locations as of December 31, 2003, which increased to approximately 20,000 to 25,0000 retail locations as of December 31, 2004 We do not as yet have sufficient operating history to determine if we will experience seasonal fluctuations in the sales of our products.

  Cost of Sales

	2004	2003	Increase/(decrease)
			$	%

Cost of goods sold	$ 2,632,382	$ 1,651,846	$ 980,536	59%
Gross profit	$ 547,651	$ 1,012,242	(464,591)	(46%)

Gross profit % of revenue	17%	38%	--	(21%)

  Gross Profit

  In 2004, we realized a gross profit of $547,651, or 17% of net sales. In comparison to 2003, we had a gross profit of $1,012,242, or 38% of net sales. This decrease of profit was a result of the cost of discarded inventory, higher costs with freight, additional shelving and introductory costs.

  Gross profit, excluding the cost of discarded inventory of $268,164 from the third quarter of 2004, slotting fees and the cost of promotional goods, totaled $1,277,324, or 40% of gross sales. The gross profits for 2004, excluding the discarded inventory, slotting fees, and costs of promotional goods, resulted in a greater overall amount than the $1,012,242 realized in 2003 and was slightly higher as a percentage of gross sales, 40% versus 38%. We were able to maintain profit margins despite increased minimum royalty on our Hawaiian Tropic products of $30,000 in each quarter of 2004 and higher freight costs of $301,380 or 9% of net sales in 2004. These two items totaled 13% of net sales for 2004 and 4% of net sales in 2003.

  Freight costs represented 9% of net sales in 2004 in comparison with 4% of net sales in the same periods of 2003. This increase in freight cost resulted from an increase in freight rates due to increased fuel costs and a broader distribution of our product in 2004 in comparison to 2003, as our current co-packers were located in upstate New York and Southern California while our customers are now national. Most of our sales in 2003 were picked up by our customers. Our own production facilities in the southeast, the south, and the southwest should mitigate some of the costs of freight to many of our geographically dispersed customers along with our plans to expand our sales efforts to areas that are within a 500 mile radius of any of our plants. At the time of this report, the Mississippi and Phoenix production facilities are producing products, and the Florida plant is targeted to be in production by the second quarter of 2005.

  Operating Expenses
	2004	2003	Increase/(decrease)
			$	%
Administrative expense Third Parties	$ 8,635,015	$ 1,584,801	$ 7,050,214	445%
Administrative expense Related Parties	$ 1,161,535	$ 1,415,964	$ (254,429)	(18)%
Administrative Expense (Paid in Stock) Third Parties	$ 5,228,797	$ 2,098,525	$ 3,130,272	149%
Administrative Expense (Paid in Stock) Related Parties	$ 1,205,150	$ 0	$ 1,205,150	100%
Total Operating Expenses	$ 16,806,298	$ 7,087,295	$ 9,719,003	137%

  Total general and administrative expenses excluding depreciation, amortization and the 2003 impairment of equipment, in 2004 was $16,230,497 as compared to $5,099,290 for 2003. This resulted in an increase of $11,131,207 or a 218% increase from 2003 to 2004.

  The increase in general and administrative expenses can be analyzed by two major categories: expenses related to payments by cash, and expenses related to payments by stock and warrants. Total general and administrative expenses related to payments by cash for 2004 were $9,796,550, while general and administrative expenses related to payments by cash in 2003 were $3,000,765. The difference from 2004 to 2003 is $6,795,785 or a 226% increase. The primary reasons for the variance were a $2,793,000 increase in professional fees (from $466,000 to $3,259,000), a $1,409,000 increase in payroll and contract labor expense (from $829,000 to $2,238,000), and a $527,000 increase in advertising costs (from $22,000 to $549,000). The increase in professional fees in 2004 relates primarily to legal and consulting fees associated with trademark applications, and litigation related to trademarks, prior securities transactions, and product disputes. The increase in payroll and contract labor expenses were primarily associated with the three new production facilities. The remaining difference between the 2003 and 2004 general and administrative expenses related to cash payments were also primarily related to the three new production facilities, and included increases in expenses such as rent, insurance, and repairs and maintenance.

  General and administrative expenses related to payments by stock and warrants were $6,433,947 in 2004 as compared to $2,098,525 in 2003. The increase was $4,335,422, or 207%. These expenses were for consulting and legal services in both 2003 and 2004. We used stock as compensation for services as a means of preserving cash. When and if positive cash flows from operations is generated, we anticipate that the use of this strategy will lessen.

  General and Administrative - Related Parties

  American Water Star has entered into contracts with Camelot, Ltd., and D.A.M.E. Inc., entities which are controlled by, Donna Mohlman, the former wife of our Chairman, Chief Executive Officer and largest stockholder. American Water Star had contracts with Darwin Software, which at the time was also controlled by Donna Mohlman. However, Ms. Mohlman no longer has any ownership in Darwin Software but American Water Star continues to use the services of Darwin. The agreements with Camelot include rental services of equipment and leased employee costs for the beginning quarters of 2004. Camelot has also provided bottling and office equipment for American Water Star. Agreements with Darwin have been for product development. Additionally, the agreements with D.A.M.E. have provided rental equipment, advertising consulting and marketing services for American Water Star.

  Entities that have a relationship with the Company's Chairman/ CEO were paid the following by the Company:

	For the Years Ended December 31,
	2004	2003

Software and website	$269,541	$354,202
Computer hardware	-0-	388,414
Operating & capital lease payments	817,660	365,250
Leased employees	549,205	308,098
Deposits on facilities	-0-	57,600
Leasehold improvements	-0-	40,888
Bottling and office equip.	3,248,846	199,805
Cash advances / Repayment	1,308,092	704,800
Factoring agreements	-0-	49,181
Raw material purchases	369,728	-0-
Product development	219,474	-0-
Equipment rentals and repair	55,530	-0-
Consulting Services (paid by issuance of stock- see below)	179,000	-0-

Total	$7,017,076	$2,468,238

  Net Loss
	2004	2003	Increase/(decrease)
			$	%
Net loss	$ 16,440,735	$ 6,326,270	$ 10,114,465	160%

  Net loss was $16,440,735 for 2004 compared to net loss of $6,326,270 in 2003. The increase in net loss reflects the impact of discarded inventory, higher slotting fees and promotional goods and the high levels of general and administrative expenses, including professional fees, consulting, and legal fees.

  Since inception we have recorded losses that would provide a future tax benefit of approximately $6,734,000 as of December 31, 2004. A valuation allowance for the full amount of the tax benefit was established based on the lack of a history of earning pretax income.

  LIQUIDITY AND CAPITAL RESOURCES

  Liquidity is a measure of a company's ability to meet potential cash requirements. The Company has historically met its capital requirements through cash flows from operations, borrowings from our CEO and majority stockholder, and borrowings from third parties and the issuance of equity securities.

  As of December 31, 2004, we had working capital of $1,357,269 compared to working capital of $2,525,162 as of December 31, 2003. The decrease in working capital was primarily attributed to an increase in notes payable and the current portion of long term debt. These items increased $2,800,000 from 2003 to 2004 and were partially offset by an increase in cash and accounts receivables from 2003 to 2004 of $1,200,000.

  Net cash used in operating activities in 2004 was $7,068,783, compared to $1,697,198 in prior year 2003, an increase of $5,371,585. The increase in cash used in operating activities is primarily due to an overall increase in operational expenses during 2004 as discussed further in our results of operations.

  Net cash used in investing activities for 2004 was $8,408,533, compared to $229,747, an increase of $8,178,786. The overall increase in cash used in investing activities result from the purchase of bottling and other equipment used in the production facilities approximating $6,674,000. We do not anticipate having the same level of capital expenditures in the next twelve months.

  Net cash provided by financing activities for 2004 was $16,042,545, compared to $2,562,351 in prior year 2003, an increase of $13,480,194. Our financing has come primarily through three different sources: private placements, capital lease obligations, and a loans from an unrelated and related parties. During 2004, we realized proceeds from issuance of common stock of $9,620,603, capital lease obligations of $1,082,000, an advance from a related party of $1,600,000, and a loan from an unrelated party of $5,000,000. In 2003, we received cash from private placements of $1,952,623, short-term borrowings of $146,475, and loans from related parties of $463,253. We intend to continue to pursue external financing sources to fund our business until cash flow from operations is sufficient.

  Effective October 26, 2004, we concluded a $5 million debt financing with Laurus Master Fund, Ltd. and issued a three-year term note, with monthly payments of interest commencing on December 1, 2004, and monthly principal payments commencing on February 1, 2005. The term note bears interest at an initial rate equal to prime rate plus three percent (3%), and is subject to reduction on a month-by-month basis if specified conditions are met. For any cash payments we make on the note, we are required to pay an amount equal to 102% of the principal amount due. Based on current interest rates, our monthly cash payments of principal and interest beginning on February 1, 2005 would be approximately $151,515.15. Our actual required cash payments on the note could be less if amounts under the note are converted into our common stock. We can prepay the note at any time upon payment of an amount equal to 125% of the outstanding principal balance plus any accrued and unpaid interest.

  As a condition to the Laurus Transaction, we were required to obtain certain waivers from investors who acquired stock in our company in a prior financing. Although we obtained waivers from the investors, in consideration of the waiver from Gryphon Master Fund, L.P. we issued warrants to purchase 1,000,000 shares of our common stock. The exercise price of these warrants is $0.58 per share and may be exercised at any time prior to October 28, 2009. Further, the warrants provide Gryphon with the right to exercise the warrants on a cashless basis. None of the other investors were, nor will the be, compensated for their waivers.

  On February 28, 2005 Laurus agreed to waive each Event of Default which may have arisen under Section 4.1 of the Term Note signed in October 2004. In consideration of the waivers we agreed to (i) pay Laurus the unpaid interest accrued under the Term Note and (ii) issue a new five year warrant to Laurus to purchase an additional 1,500,000 shares of the common stock with an exercise price of $0.50 per share. We further agreed to register the additional warrant in the next Registration Statement, filed by the us but no later than six (6) months from the execution of this additional warrant. As part of this agreement the liquidated damages of our previous Registration Agreement from October 2004, resumed on April 15, 2005 with respect to the filing of the registration statement, and resumed on May 1, 2005 with respect to the effectiveness of such registration statement. Pursuant to the Registration Agreement, if the registration statement is not timely filed, or declared effective within the timeframe described, or if the registration is suspended other than as permitted, in the Registration Rights Agreement, we will be obligated to pay Laurus a fee equal to 2.0% of the original principal amount of the Note for each 30 day period (pro rated for partial periods) that such registration conditions are not satisfied. At the time of this report we have not complied with these timeframes and may be subject to such penalties.

  During much of 2004, we also had an agreement to factor a majority of our receivables although, such arrangements ceased as of December 31, 2004. We anticipate pursuing another factoring agreement in 2005 assuming we can obtain favorable terms. We believe we will need approximately $6,000,000 in the next twelve months for operational cash flow requirements, $250,000 for equipment capital expenditures and $3,500,000 for implementing our plans to open a facility in Hawaii. The Company will continue to rely on its capital requirements through cash flows from operations, borrowings from our CEO and majority stockholder, and borrowings from third parties and issuance of equity for the next twelve months. During 2004, the Company's CEO and majority stockholder advanced the Company approximately $1,700,000 which was converted into common stock in 2004. However, there is no assurance that the CEO and majority stockholder will be able continue to provide borrowings to the Company or will we be successful in raising needed capital through borrowings from third parties and/or issuance of equity.

  Going Concern

  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2004, and 2003, the Company incurred losses from operations of $16,440,735 and $6,326,270 respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. It is management's plan to finance its operations for the foreseeable future primarily through capital raised through financing options in the investment community and by increasing its revenues through its current and new customers. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

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

  Trade Accounts Receivable

  We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts based on the contractual terms of the receivables and our relationships with and economic status of our customers.

  Inventories

  Inventories consist primarily of raw materials, supplies, concentrates, and syrups and are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods.

  Stock-Based Compensation

  Common stock, warrants, options issued for services by non-employees is accounted for based on the fair market value at the date the services are performed. If the services are to be performed over a period of time the value is amortized over the life of the period that services are performed.

  Property, Plant, Equipment

  We state property, plant and equipment at cost and depreciate such assets principally by the straight-line method over the estimated useful lives of the assets. Management assesses the recoverability of the carrying amount of property, plant and equipment if certain events or changes occur, such as a significant decrease in market value of the assets or a significant change in the business conditions in a particular market. The estimated useful lives of the assets or the lease term based on the following life expectancy:

Computer equipment	5 years
Software	3 years
Office furniture and fixtures	7 years
Bottling equipment	7-10 years
Leasehold improvements	Life of lease

  Depreciation commences upon implementation of the asset. Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

  Long-Lived Assets

  We review the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. As of December 31, 2004 and 2003 we recognized an expense in the amount of $0 and $1,745,669, respectively

  Income Taxes

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

  If we do not achieve profitability, our business may not grow or continue to operate. In order to become profitable, we must increase our revenues and/or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded a net loss of $16,440,735 for the year ended December 31, 2004, and at December 31, 2004 we had an accumulated deficit of $23,344,304. We could incur net losses for the foreseeable future. We will need to generate additional revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

  We received an opinion from our accountants which raises doubt about our ability to continue as a Going Concern.

  Our audited financial statements for the year ended December 31, 2004, which are included in this filing, indicate that there was substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

  We may require additional funds to operate in accordance with our business plan.

  We may not be able to obtain additional funds that we may require. We do not presently have adequate cash from operations or financing activities to meet our long-term needs. Our operations have been financed to date through debt and sales of our equity. If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenues and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, manufacturing, or sales and marketing programs.

  If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property or resulting products.

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

  We have limited resources and we can offer no assurance that we will be able to integrate and manage any acquisitions successfully. We have no present commitments, understandings, or plans to acquire other complementary companies or products.

  We are highly dependent on Roger Mohlman, our President and CEO. The loss of Mr. Mohlman, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan.

  We are largely dependent on Roger Mohlman, our President and CEO, for specific proprietary technical knowledge and specialized market knowledge. Our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Mohlman. Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered. American Water Star has identified top quality key management and is in the process of adding these people for the expected development of the company.

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

  We have agreements with third parties to bottle and distribute our products in various markets. Notwithstanding our expectations that our three new bottling facilities, which commenced production of our products in 2005, a change in these relationships could seriously interrupt our business in those areas in both the long and short term.

  We may encounter production and cost problems as we begin production of our own beverages, nor can we provide assurances that we can have sufficient production capacity.

  In the event that sales of our products increase dramatically, we cannot provide any assurances that we would have sufficient production capacity or that we would be able to fully use our production capacity as a matter of economics. Therefore, despite the commencement of our bottling program, the loss of our third-party suppliers or service providers could have a material adverse effect on our operations and financial results. If, for any reason, we are unable to obtain suppliers at commercially reasonable costs within the requisite time frame, we could experience significant delays and cost increases. In addition, we may lose customers as a result of our failure to meet their demand.

  We rely on the performance of wholesale distributors for the success of our business.

  We sell our products directly to large retailers or distributors for resale to retail outlets. The replacement or poor performance of our major distributors or our inability to collect accounts receivable from our major retailers and/or distributors could materially and adversely affect our results of operations and financial condition. In addition, distributors and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that these distributors or retailers may give higher priority to products of our competitors. In the future, our distributors and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support.

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

  The United States Food and Drug Administration ("FDA") regulates bottled water as a food. Our bottled water must meet FDA requirements of safety for human consumption, labeling, processing and distribution under sanitary conditions and production in accordance with the FDA "good manufacturing practices." In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment which are enforced by the FDA. We also must meet state regulations in a variety of areas. These regulations set standards for approved water sources and the information that must be provided and the basis on which any therapeutic claims for water may be made. Failure to comply with such laws and regulations could result in fines against us, a temporary shutdown of production, recalls of the product, loss of certification to market the product or, even in the absence of governmental action, loss of revenue as a result of adverse market reaction to negative publicity. Any such event could have a material adverse effect on our business. We cannot assure you that we have been or will at all times be in compliance with all regulatory requirements or that we will not incur material costs or liabilities in connection with regulatory requirements.

  Our products may also be subject to Federal Food, Drug and Cosmetic Act, various environmental statutes, and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling, and ingredients of such products.

  We may incur material losses as a result of product recall and product liability.

  We may be liable if the consumption of any of our products causes injury, illness or death. We also may be required to recall some of our products if they become contaminated or are damaged or mislabeled. A significant product liability judgment against us, or a widespread product recall, could have a material adverse effect on our business, financial condition and results of operations. The government may adopt regulations that could increase our costs or our liabilities.

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

  Wal-Mart Stores, Inc., our largest customer, accounted for approximately 39% or $1,237,000 of our gross sales for the year ended December 31, 2004. The loss or significant decrease in sales to Wal-Mart would have an adverse effect on our business. Accordingly, we are dependent upon the continued support of Wal-Mart unless we expand our customer base to reduce our reliance on them. There can be no assurance that we will expand our customer base or that we will supply Wal-Mart with any of our products in the future. However, based on the first quarter sales, American Water Star has made significant strides in broadening its base so that no one single account will cripple the company sales wise.

  If we do not successfully anticipate changes in consumer preferences and tastes, sales of our products could be adversely affected.

  Our portfolio currently consists of beverages in a variety of flavors. Establishing our competitive position depends on our ability to license products that have a strong appeal to consumers. Consumer preferences may shift due to a variety of factors, including changes in demographic and social trends, the availability and appeal of alternative beverages or packaging as well as general economic conditions. Any significant shift in consumer preferences coupled with our failure to anticipate and react to such changes could reduce the demand for certain products in our portfolio resulting in reduced sales or harm to the image of our brands. No assurance can be given that consumer demand for fruit flavored waters will exist, grow or will not diminish in the future.

  Our sales are seasonal.

  The beverage industry generally experiences its highest sales by volume during the spring and summer months and its lowest sales by volume during the winter months. As a result, our working capital requirements and cash flow will vary substantially throughout the year. Consumer demand for our products will be affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our products and could have an adverse effect on our financial position. Additionally, due to the seasonality of the industry, results from any one or more quarters are not necessarily indicative of annual results or continuing trends. Increasing our beverage line to include more choices such as mixers is an ongoing development of the company and seasonality will be less and less a factor.

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

  We have attempted to protect our intellectual property. We have been, and will continue to be required to disclose our trade secrets and proprietary intellectual property not only to our employees and consultants, but also to potential corporate partners, collaborators, and contract manufacturers. In those circumstances, we use our best efforts to obtain adequate assurance of the confidential treatment of the disclosed information. However, we cannot give you any assurance that any confidentiality agreements that we may enter into with such persons will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and proprietary intellectual property will not otherwise become known or be independently discovered by competitors. We believe that our competitors, many of whom are more established, and have greater financial and personnel resources than we do, may be able to replicate our processes, brands, flavors, or unique market segment products in a manner that could circumvent our protective safeguards. Therefore, we cannot give you any assurance that our confidential business information will remain proprietary.

  RISK FACTORS RELATING TO OUR COMMON STOCK

  A significant number of shares of our common stock may be sold in to the market.

  Sales of substantial number of shares of our common stock within any narrow period of time, or the potential for those sales even if they do not actually occur, could reduce the market price of our common stock unless and until we achieve revenue growth or cost savings and other business economies sufficient to offset the effect of significant sales of our common stock. We cannot assure you that we will achieve revenue growth, cost savings or other business economies.

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

  Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

  Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in our common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

    Deliver to the customer, and obtain a written receipt for, a disclosure document;

    Disclose certain price information about the stock;

    Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

    Send monthly statements to customers with market and price information about the penny stock; and

    In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

  Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

  We may not meet the continued listing requirements of AMEX's company guide, which could result in the delisting of our common stock.

  Under the rules for continued listing on AMEX, a company is required to maintain certain minimum requirements; otherwise AMEX will consider suspending dealings or delisting of the common stock. Generally, AMEX will consider delisting or suspending a company based on, among other things, the following criteria: stockholder's equity, operating losses, reduced market value of publicly held shares, substantial disposition of assets, total number of stockholders, and whether the company has been timely in its filings with the SEC and AMEX. Our failure to meet these continued listing requirements could result in delisting of our common stock from AMEX.

  As a result of our inability to timely file this report, AMEX notified us of noncompliance with AMEX's Company Guide. We have met AMEX's deadline for submitting a proposed plan of compliance, but if our plan is not accepted our stock could be delisted from AMEX. If our stock is delisted from AMEX, it would most likely result in trading of our stock on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc or an other quotation system.

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

  We are subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies.

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

  As a result of the Laurus Transaction, we were required to obtain certain waivers from investors who acquired stock in our company in a prior financing. Although we obtained waivers from the investors, in consideration of the waiver from Gryphon Master Fund, L.P. we issued warrants to purchase 1,000,000 shares of our common stock. The exercise price of these warrants is $0.58 per share and may be exercised at any time prior to October 28, 2009. Further, the warrants provide Gryphon with the right to exercise the warrants on a cashless basis. We did not have to, nor do we anticipate having to, compensate any of the other investors to obtain the waivers.

  There can be no assurance that we will satisfy all of the conditions of the agreements executed in the private placement with Laurus.

  Pursuant to the terms of certain agreements, we are subject to a condition subsequent to obtain an effective registration statement permitting the resale of common stock issued upon the exercise of the conversion rights of the purchaser and the exercise of the warrants. The initial requirement of requiring the registration statement to be effective on or before 100 days was amended on February 28, 2005, to allow the effectiveness date pushed back to on or before April 30, 2005. At the time of this report being filed, we have not complied with this requirement. Failure to satisfy this condition subsequent could constitute a default. In connection with the transaction, we have granted to the purchaser a security interest in all of our assets.

  The issuance of shares to Laurus upon conversion of the convertible term note and exercise of its warrants may cause immediate and substantial dilution to our existing stockholders. Future sales of common stock by Laurus and our existing stockholders could result in a decline in the market price of our common stock.

  The issuance of shares upon conversion of the convertible term note and exercise of warrants may result in substantial dilution to the interests of other stockholders. Laurus may ultimately convert and sell the full amount of 10,877,192 shares issuable on conversion of the Note, assuming all conversion criteria are satisfied. Although Laurus in some cases may not, subject to certain exceptions, convert their term note and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent Laurus from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, Laurus could sell more than this limit while never holding more than this limit, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including other selling security holders in this offering.

  It is likely at the time when shares of common stock are issued to Laurus, the conversion price of such securities will be less than the market price of the securities. The issuance of common stock under the terms of our agreements with Laurus will result in dilution of the interests of the existing holders of common stock at the time of the conversion. Furthermore, the sale of common stock owned by Laurus as a result of the conversion of the convertible term note may result in lower prices for the common stock if there is insufficient buying interest in the markets at the time of conversion.

  Future sales of our common stock by Laurus and our other stockholders could result in a decline in the market price of our common stock.

  We have filed a registration statement for the resale of 14,071,052 shares, or 17.54% of our outstanding common stock (this amount includes 10,877,192 shares of common stock which may be issued upon conversion of a convertible note held by Laurus and 2,543,860 shares of common stock which may be issued upon exercise of a warrant held by Laurus). It is likely that market sales of the 14,071,052 shares offered for resale pursuant to this prospectus (or the potential for those sales even if they do not actually occur) may have the effect of depressing the market price of our common stock. This might also make it more difficult for us to raise funds through the issuance of debt or the sale of equity securities.

  As of December 31, 2004, 80,227,858 shares of our common stock were issued and outstanding of which 40,580,829 shares of our Common Stock were eligible for sale in the public market. This represents approximately 51% percent of our outstanding shares of Common Stock. The remaining 39,647,029 shares of common stock outstanding are "restricted securities" as defined in Rule 144. These shares include a total of 36,214,986 shares held by our "affiliates" (as that term is defined in Rule 144). These restricted securities may be sold in the future pursuant to registration statements filed with the SEC or without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

  We are unable to predict the potential effect that sales into the market of substantial shares of our common stock may have on the then prevailing market price of our common stock. On March 31, 2005, the last reported sale price of our common stock on the American Stock Exchange was $0.44. During the three months prior to March 2005, the average daily trading volume of our common stock was approximately 189,228 shares. As a result, the potential resale and possible fluctuations in trading volume of such a substantial amount of our stock may affect the share price negatively beyond our control.

  In addition to filing a registration statement covering the 14,071,052 shares of common stock, we have agreed to file a registration statement, within 150 days of the October 28, 2004 or immediately upon this registration statement being declared effective, covering 1,000,000 shares of common stock underlying warrants issued to Gryphon Master Fund. Furthermore, we have granted a new warrant to Laurus for 1,500,000 shares of our common stock at an exercise price of $0.50 which will also require a registration statement to be filed by September 2005.

  Laurus has no obligation to convert shares if the market price is less than the conversion price.

  Laurus has no obligation to cause us to issue common stock if the market price is less than the applicable conversion price. On March 31, 2005 the closing price of our stock was $0.44 The convertible note has a conversion price of $0.57. Laurus has no obligation to convert the securities or to accept common stock as payment for interest if the market price of the securities for five trading days prior to a conversion date is less than 110% of the conversion price. The amount of common stock that may be issued to Laurus is subject to certain limitations based on price, volume and/or the inventory of our common stock held by Laurus.

  ITEM 7. FINANCIAL STATEMENTS

  See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-22 of this Form 10-KSB.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On September 30, 2003, we engaged Kelly & Company as our principal independent accountant after the resignation of Weinberg & Company as our principal independent accountant on August 18, 2003. (See our Current Report on Form 8-K, as filed with the Commission on August 25, 2003 and October 6, 2003.)

  On February 24, 2005, we dismissed Kelly & Company as our principal independent accountant and appointed Weaver and Martin LLC as our principal independent accountant. (See our Current Report on Form 8-K, as filed with the Commission on February 28, 2005 and March 8, 2005).

  We have had no disagreements on accounting and financial disclosure with our former principal independent accountants, Weinberg & Company or Kelly & Company, during our last two most recent fiscal years. However, Kelly & Company, in a letter addressed to the Commission dated March 4, 2005, which was filed as an Exhibit to the 8-K/A filed on March 8, 2005, raised concerns over American Water Star's failure to complete responses and provide documentation to Kelly & Company in regards to certain matters, which caused Kelly & Company to question their reliance on management's representations as to these matters. Subsequent to the letter and Kelly's dismissal, American Water Star's Audit Committee completed an internal investigation involving these concerns and deemed it resolved to their full satisfaction.

  ITEM 8A. CONTROLS AND PROCEDURES

  We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Annual Report, Roger Mohlman, our President and Chief Executive Officer, and Dale Barnhart, our then Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Mohlman and Mr. Barnhart concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Subsequent Evaluation

  On April 25, 2005, our management concluded, following consultation with our Audit Committee and our independent registered public accounting firm, Weaver & Martin LLC, that our financial statements for the unaudited quarterly periods ended March 31, 2004, June 30, 2004, and September 30, 2004 filed on Forms 10-QSB should no longer be relied upon due to certain incorrect calculations relating to the valuation of equity transactions issued for services. Our management is doing everything in their power to prepare and correct the errors in our financial statements and will reflect these changes in amended Form 10-QSBs. Correction of this error will result in a change of value of the stock issuances for services in the financial statements. The Audit Committee has discussed with the independent auditors the matters surrounding the need to restate the prior quarter financial statements.

  Management has determined the internal control deficiency that resulted in the need for the restatements were due to incorrect calculations performed by previous accounting personnel, which related to the valuation of equity transactions issued for services. Our certifying officers have reevaluated the adequacy of our disclosure and procedures at the end of the quarterly periods and believe that the controls currently in place will prevent similar errors from occurring in the future. Management believes it has alleviated the deficiency with the addition of new accounting personnel, Chief Financial Officer, and auditors.

  As a result of having to amend the Form 10-QSBs for the first three quarters of 2004, an increase of consulting expenses, a change in the net loss, and a change in loss per share will all be affected.

  PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our current directors and executive officers is as follows:

Name	Age	Title
Roger Mohlman	57	President, CEO, Treasurer, Chairman of the Board
Daniel Beckett (1)	46	CFO, Secretary, Director
Leonard Kowalewski (2)	61	Director of Operations
Richard Mesnick (3)	60	Executive Vice President of Sales
Dr. Mark DeBruin	44	Independent Director
Arthur de Joya (4) (5)	39	Independent Director
    Effective as of March 9, 2005, Dale Barnhart resigned from his position of Chief Financial Officer, Secretary and a director of American Water Star. Upon the resignation of Mr. Barnhart, Mr. Daniel Beckett was appointed the position of Chief Financial Officer, Secretary, and director of American Water Star.
    Effective as of December 27, 2004, Mr. Kowalewski joined management of American Water Star as the Director of Operations.
    Effective as of March 29, 2005, Mr. Mesnick joined management of American Water Star as the Executive Vice President of Sales.
    Effective as of February 1, 2005, Mr. Arthur de Joya filled a director vacancy left by David Lieberman's resignation of the Board of Directors.
    Effective as of March 8, 2005, Dale Paisley resigned as a director and the Chairman of the Audit Committee of American Water Star. Upon his resignation, Mr. de Joya was appointed as the Chairman of the Audit Committee.

  Duties, Responsibilities, and Experience

  Roger Mohlman has been the President, Treasurer, CEO and a Director of the Board of American Water Star since August of 2002. From 1986 to July 2002, Mr. Mohlman was the President of Camelot Ltd., LLC, a holding company for various businesses, including Rumours, Delizia, and Excalibur Awards. From January 1998 until June 2001, he was the CEO and President of Venda Tel, Inc. and Merlin Computers, manufacturers of slot machines and telco equipment and software. From 1981 to 1997, Mr. Mohlman was the owner of Pobeda Manufacturing, Inc. in Mexico, a licensee for manufacturing name-brand clothing for U.S. companies. Mr. Mohlman has over 30 years of experience in product licensing and business development. Prior to joining American Water Star, Mr. Mohlman in 2001 was found guilty of a misdemeanor for unlicensed practice of contracting in California. Mr. Mohlman currently devotes substantially all of his time to American Water Star and its subsidiaries.

  On June 28, 2004, American Water Star joined with other creditors and filed involuntary bankruptcy petitions against Geyser Products, LLC and Water Star Bottling, Inc., in United States Bankruptcy Court, District of Nevada.

  Daniel Beckett was appointed to American Water Star's management team as the Chief Financial Officer and Secretary on March 9, 2005. From September 2004 to March 9, 2005, Mr. Beckett was the Controller for American Water Star and was appointed to the position of Chief Financial Officer and Secretary upon the resignation of Mr. Barnhart. Mr. Beckett has held various financial positions with private and public companies prior to his employment with American Water Star. From February 2002 to August 2004, Mr. Beckett served as Vice President of Finance for Universal Teleservices Arizona LLC and was responsible for the day-to-day financial management of the multi-million dollar telemarketing company. From September 2000 to February 2002, Mr. Beckett served as Controller for Sugar Supply Company, a petroleum and oil wholesaler. From November 1999 to September 2000, Mr. Beckett served as Controller for Laird Plastics Inc., a plastic wholesaler. Mr. Beckett received his Bachelor of Science degree from Grace College in Indiana.

  Leonard Kowalewski, prior to coming to American Water Star, worked as the General Manager at Southeast Canners. At Southeast Canners he was responsible for the entire operations of the co-op and reorganized the production equipment to utilize the two bottle fillers at the same time increasing the plant capacity by 3 million cases. Prior to starting at Southeast Canners in 2003, Mr. Kowalewski worked for the Coca-Cola Export Corporation, Coca-Cola Company and Minute Maid Company from 1994 to 2003. While at Minute Maid Company, Mr. Kowalewski worked as the Manager of Capital Projects and Operations Development. At Coca-Cola Company, he served as a Manager of Production Impact Teams. While at Coca-Cola Export Corporation he worked as a Technical Service Director and Field Operation Manager where he was responsible for the introduction of seven new bottle shapes and nine new products over a period of five months. Mr. Kowalewski began working in the beverage industry in 1969 at Anheuser-Busch and has since then worked for Fleischman Distilling, General Cinema Beverages, Coca-Cola Enterprises and the Minute Maid Company thereby giving him a strong background in operations and manufacturing of soft drinks, distilled spirits and beer.

  Richard Mesnick, prior to joining American Water Star, he spent over thirty years at E&J Gallo Winery as the Director of Field Sales Training. During his time at Gallo he trained regional sales and marketing managers, assisted in the development of training manuals, co-authored video scripts for numerous marketing programs, coordinated and developed national college recruiting programs, and conducted bilingual marketing seminars in Latin America. Prior to his employment at Gallo, Mr. Mesnik worked for Mattel Toys in Los Angeles for two years. Mr. Mesnik received his Bachelor Degree in Political Science and has a Gradutate Degree in Psychology from the University of California, Los Angeles.

  Dr. Mark DeBruin has been a member of the board of American Water Star since August 2004 and was serves on all three committees of American Water Star. Dr. DeBruin is a Medical Doctor and licensed in both medicine and surgery. Dr. DeBruin was Board certified in Family Practice in 1990 and recertified in 1996. Since 1990 until present, Dr. DeBruin has maintained a private medical practice in Orangevale, CA. Dr. DeBruin also serves as a consultant to Mercy Hospital of Folsom, active staff, and at Sutter Roseville Medical Center, courtesy. In addition to his private practice, Dr. DeBruin holds administrative positions as a Proctor at the California Osteopathic State Boards, Family Practice Chief at Mercy Hospital of Folsom, Primary Care Physician Chief at Hill Physicians network and as a Medical Doctor at Ultracare Home Health. Dr. DeBruin is a member of the American Medical Association, Sacramento Osteopathic Medical Association, California Medical Association, American Osteopathic Association and American Academy of Family Practice.

  Arthur de Joya was appointed to the Board on February 1, 2005 to fill the vacancy left by Mr. Lieberman's resignation and serves on the all three committees of American Water Star. Upon Mr. Paisley's resignation, Mr. de Joya was appointed as the Chairman of the Audit Committee. He has over 13 years of experience in both public and private accounting, mainly working with publicly traded companies. Mr. de Joya is a Certified Public Accountant licensed in Nevada and since April 2003 he has worked as an independent accountant in Las Vegas at De Joya & Company, a certified public accounting and consulting firm. Prior to being an independent accountant, Mr. de Joya worked at L.L. Bradford & Company, LCC as a partner-in-charge of the audit practice for approximately five years. Mr. de Joya was employed for KMPG LLP working with many large publicly traded companies before he began work at L.L. Bradford & Company. Currently, Mr. de Joya serves as the Chief Financial Officer for GamezNFlix, Inc, a publicly traded company on the OTC Bulletin Board. Mr. de Joya has also served as a chief financial officer for a publicly traded mining company, Vista Continental Corporation. Mr. de Joya received his B.S. in Business Administration from the University of Nevada, Las Vegas and is a member of the American Institute of Certified Public Accountants and Nevada Society of Certified Public Accountants.

  Limitation of Liability of Directors

  Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

  Election of Directors and Officers.

  No Executive Officer or Director of American Water Star has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

  No Executive Officer or Director of American Water Star, except for Mr. Mohlman's conviction of unlicensed practice of contracting, has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

  No Executive Officer or Director of American Water Star is the subject of any pending legal proceedings.

  Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing, our CEO and President, Roger Mohlman, was not current in his reports under this section.

  Audit Committee

  Prior to June 17, 2004, we did not have an Audit Committee and our board of directors performed the necessary functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements, and their audit report; and reviewing management's administration of the system of internal accounting controls.

  Since June 17, 2004, we have established and appointed members of the Board to the Audit Committee in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee initially was comprised of two directors; Messrs. Paisley (Chairman) and Lieberman. On January 31, 2005, Mr. Lieberman resigned as a director and a member of the Audit Committee. The board of directors for American Water Star appointed Mr. Arthur de Joya to fill the vacancies left by Mr. Lieberman's resignation. On March 8, 2005, Mr. Paisley resigned as the Chairman of the Audit Committee and the Board appointed Mr. de Joya to serve as the new Chairman and appointed Dr. DeBruin to serve as a member of the Audit Committee. Currently, none of the members of the Audit Committee are or have been our officers or employees, and each member qualifies as an independent director as defined by Section 121B(2)(c) of the American Stock Exchange Company and Section 10A(m) of the Securities Exchange Act of 1934, and Rule 10A-3 thereunder. The Audit Committee held 3 meetings (including telephonic meetings) since being established.

  The Audit Committee has the sole authority to appoint (subject to ratification by our stockholders) and, when deemed appropriate' replace our independent auditors, and has established a policy of pre-approving all audit and permissible non-audit services provided by our independent auditors. The Audit Committee has, among other things, the responsibility to evaluate the qualifications and independence of our independent auditors; to review and approve the scope and results of the annual audit; to evaluate with the independent auditors our financial staff and the adequacy and effectiveness of our systems and internal financial controls; to review and discuss with management and the independent auditors the content of our financial statements prior to the filing of our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB; to review the content and clarity of our proposed communications with investors regarding our operating results and other financial matters; to review significant changes in our accounting polices; to establish procedures for receiving, retaining, and investigating reports of illegal acts involving us or complaints or concerns regarding questionable accounting or auditing matters, and supervise the investigation of any such reports, complaints or concerns; to establish procedures for the confidential, anonymous submission by our employees of concerns or complaints regarding questionable accounting or auditing matters; and to provide sufficient opportunity for the independent auditors to meet with the committee without management present.

  Audit Committee Report

  Prior to the adoption of the Audit Committee, the Board of Directors fulfilled the duties of reviewing and discussing with management the audited financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. This review included a discussion of the quality and the acceptability of the Company's financial reporting and controls.

  During the past fiscal year, the Board of Directors discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61. The Board of Directors also received during the past fiscal year the written disclosures and the letter from the auditors required by Independence Standards Board Standard No. 1 and has discussed with the independent auditors their independence.

  Based on the reviews, discussions, and disclosures referred above, the Company's audited financial statements for the fiscal year ended December 31, 2004 was recommended to be included in American Water Star's Annual Report filed on Form 10-KSB for such fiscal year.

  Since the adoption of an Audit Committee on June 17, 2004, the Committee held 3 meetings during this year, including telephonic meetings. The meetings were designed to facilitate and encourage communication among the Committee, management, and American Water Star's independent auditors.

  The material in this report is not "soliciting material" and is not deemed filed with the SEC and is not to be incorporated by reference in any filing of American Water Star's under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

  Submitted by the Audit Committee of the Board of Directors,

  Arthur de Joya

  Dr. Mark DeBruin

  Code of Ethics

  A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

    Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

    Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Commission and in other public communications made by an issuer;

    Compliance with applicable governmental laws, rules and regulations;

    The prompt internal reporting of violations of the code to the Audit Committee; and

    Accountability for adherence to the code.

  We adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in all the above capacities. We will provide an electronic or paper copy of the code of ethics free of charge, upon request made to our Company Secretary. If any substantive amendments are made to the written code of ethics, or if any waiver (including any implicit waiver) is granted from any provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

  Nominating Committee

  Prior to June 17, 2004, we did not have a Nominating and Corporate Governance Committee Charter. Our board of directors performed the necessary functions associated with a Nominating and Corporate Governance Committee.

  Since June 17, 2004, we have drafted a Nominating and Corporate Governance Committee Charter and have appointed members of the Board to the Committee. The Nominating and Corporate Governance Committee is currently comprised of two directors. The initial members were Messrs. Paisley, Lieberman, and Dr. DeBruin, however since the resignation of Mr. Lieberman and Mr. Paisley, Mr. de Joya has joined Dr. DeBruin as a member of the committee. Each member of the Nominating and Corporate Governance Committee currently qualifies as an independent director as defined by Section 121 of the American Stock Exchange Company Guide. The Nominating and Corporate Governance Committee held one meeting since its inception on June 17, 2004.

  The Nominating and Corporate Governance Committee has the responsibility to ensure that the Board is properly constituted to meet its fiduciary obligations to American Water Star and our stockholders and that we have and follow appropriate governance standards. To carry out this purpose, the Nominating and Corporate Governance Committee has the responsibility to annually review the Code of Ethics; develop and continually assess and monitor compliance with appropriate corporate governance guidelines; to evaluate the criteria for Board membership and the independence of Board members; and to oversee the evaluation of the performance of our Board and its committees and our management. In addition, the Nominating and Corporate Governance Committee also has the responsibility to identify, evaluate and recommend candidates to our Board and their election as members of our Board.

  ITEM 10. EXECUTIVE COMPENSATION

  (a) General

  The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the most recent fiscal year ending December 31, 2004 and for the fiscal years ending December 31, 2003 and 2002. The remuneration described in the table does not include the cost of American Water Star's benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of American Water Star's business.

  (b) Summary Compensation Table
Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts	All other compen-sation
					Restricted Stock	Options	LTIP payouts
Roger Mohlman (1) Chief Executive Officer and President	2004 2003 2002	$399,600 $162,500 -0-	-0- -0- -0-	-0- -0- -0-	$362,000 -0- -0-	$55,320 -0- -0-	-0- -0- -0-	-0- -0- -0-

  (1) Mr. Mohlman has served as Chief Executive Officer, President, and director of American Water Star since June 2002. In July 2003, he was also named Chairman of the Board and Chief Financial Officer of American Water Star. Mr. Mohlman's salary was accrued for American Water Star's 2003 and 2004 fiscal years. The 2003 amount was paid in April and $298,600 of the 2004 amount was paid. In February 2004, Mr. Mohlman received 200,000 shares of American Water Star's common stock pursuant to our stock plan in consideration of his services to American Water Star in 2002 and 2003.

  (c) Option Grant Table

  Stock Option Grants During Fiscal Year 2004

  We currently maintain a consultant and employee stock compensation plan at American Water Star to compensate officers, directors, employees, consultants, and certain other persons providing bona fide services to American Water Star or to compensate officers, directors, employees for accrual of salary, through the award of our common stock. The effective date of the stock plan is December 27, 2002 and was later amended in March of 2004. The following table includes the current options granted as of December 31, 2004.

  On August 17, 2004, in accordance with Section 5 of American Water Star's Stock Plan, the Board of Directors granted to each of its directors options, pursuant to a Grants of Options Agreement, to purchase up to 120,000 shares of its common stock at the exercise price of $0.77 per share.

  EXECUTIVE OFFICER/DIRECTOR OPTION GRANTS
Name	Year	Number of securities underlying options granted	Percent of total options granted to employees in fiscal year	Exercise or base price ($/Share)	Expiration Date

Roger Mohlman	2004	120,000	20%	$0.77	08/17/2009

  (d) Aggregated Option Exercises and Fiscal Year-End 2003 and Fiscal Year-End 2004

  AGGREGATED OPTION EXERCISES
  IN FISCAL YEAR 2004 OPTION VALUES
Name	Year	Shares acquired on exercise (#)	Value Realized ($)	Number of Securities underlying unexercised options at December 31, 2004	Value of unexercised options at December 31, 2004

Roger Mohlman	2004	0	0	120,000	0

  (f) Compensation of Directors

  All directors will be paid $2,000 for attending board or committee meetings. Directors have also been given 120,000 options in 2004 pursuant to our stock plan for compensation of their services as a director.

  (g) Employment contracts and termination of employment and change-in-control arrangements.

  Roger Mohlman: Effective January 1, 2003, we entered into an employment agreement with Roger Mohlman to serve as our President and CEO. Prior to that date, Mr. Mohlman did not have any employment agreement. The term of the employment contract is one year from the effective date. Both parties, upon mutual written agreement, may extend the contract for an additional two years. After a two-year extension, both parties may make additional extensions in one year increments. The initial annual base compensation for 2003 was set at $120,000 (subject to increase by the Board of Directors), stock options, annual bonus in accordance with American Water Star's performance, and various benefits. In February 2004, pursuant to a resolution of the Board, the employment agreement was extended for two years and Mr. Mohlman's base salary was set at $240,000. In 2003, we accrued the $120,000 base salary and awarded Mr. Mohlman compensation of approximately $42,500 for his services to us commencing in August 2002, all of which compensation was paid in April 2004.

  Daniel Beckett: Effective March 9, 2005, we entered into an employment agreement with Daniel Beckett to serve as our Chief Financial Officer and Secretary of American Water Star. Prior to that date, Mr. Beckett was the Controller for the Company. Under his previous consulting agreement, Mr. Beckett was granted 50,000 shares of common stock with a market value of $37,000. These shares were earned but have not been issued as of the date of this report. Pursuant to the terms of the employment contract, Mr. Beckett shall be employed for a ninety-day probationary term allowing for a review of the terms and compensation of the contract. If the review is satisfactory to both parties, the employment of Mr. Beckett will continue for the remainder of a one-year term set to expire on March 31, 2006. Mr. Beckett shall receive annual compensation of $150,000 for his services as the Chief Financial Officer.

  Termination of Employment

  There are no compensatory plans or arrangements, including payments to be received from American Water Star, with respect to any of our executives officers, set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with American Water Star, or any change in control of American Water Star, or a change in the person's responsibilities following a change in control of American Water Star.

  Compensation Committee

  Prior to June 17, 2004, we did not have a Compensation Committee Charter and the Board performed the necessary functions related to compensation. Since June 17, 2004, a Compensation Committee Charter has been approved and members of the Board have been appointed to the Committee. The Compensation Committee is currently comprised of two directors. The current members are Messrs. De Joya and Dr. DeBruin. Each member of the Compensation Committee qualifies as an independent director as defined by Section 121 of the American Stock Exchange Company Guide. The Compensation Committee did not hold any meetings during 2004. The Compensation Committee will have the responsibility to develop guidelines for, evaluate and approve cash and equity compensation and benefit plans, programs, and agreements for our Chief Executive Officer and other executive officers; to administer our stock incentive plans; and to develop and review the Company's compensation philosophy.

  Stock Compensation Plan

  We currently maintain a consultant and employee stock compensation plan for American Water Star to compensate officers, directors, employees, consultants, and certain other persons providing bona fide services to American Water Star or to compensate officers, directors, employees for accrual of salary, through the award of our common stock. The effective date of the stock plan is December 27, 2002 and was later amended in March of 2004.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

  The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 15, 2005, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

  The percentage of beneficial ownership for the following table is based on 80,227,858 shares of common stock outstanding as of April 15, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after April 15, 2005 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

  Security Ownership of Management and Certain Beneficial Owners

Name and Address of Beneficial Owner (1), Officer, or Director	Number of Shares (2)	Percent of Ownership (3)
Roger Mohlman, President, CEO, and Chairman	35,582,916	44.4%
Daniel Beckett (4),CFO, Secretary, and Director	50,000	0.0%
Leonard Kowalewski (5), Director of Operations	50,000	0.0%
Richard Mesnik (6), Executive Vice President of Sales	0	0.0%
Mark DeBruin (7)(9), Director	1,256,595	1.6%
Arthur de Joya (7)(8), Director	68,500	0.0%

Total of all Officers, Directors, and Beneficial Owners	36,908,011	46.0%

    As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). All addresses are care of the Company, 4560 South Decatur Boulevard, Las Vegas, NV 89103.

    The amount listed does not include 120,000 options granted to the directors as of August 17, 2004, which were Roger Mohlman, Dale Barnhart, Dale Paisley, David Lieberman, and Dr. Mark DeBruin.

    Figures are rounded to the nearest tenth of a percent.

    On March 9, 2005, Mr. Barnhart resigned as the Chief Financial Officer, Secretary, and as a director of American Water Star. Mr. Daniel Beckett was appointed to serve as the new Chief Financial Officer, Secretary and director due to the vacancy created by Mr. Barnhart's resignation. Mr. Beckett pursuant to his previous agreement was granted 50,000 shares of common stock, which have been earned but not yet issued.

    On December 27, 2004, Mr. Kowalewski joined the management of American Water Star as the Director of Operations. Prior to joining management, Mr. Kowalewski was granted 50,000 shares of common stock, which have been earned but not yet issued.

    Mr. Mesnick was appointed as the Executive Vice President of Sales on March 29, 2005.

    Mr. Paisley resigned as a director and as a member of all the committees he served on American Water Star on March 8, 2005. Mr. de Joya was appointed by the Board to serve as the Chairman of the Audit Committee upon Mr. Paisley's resignation. Dr. DeBruin was also appointed by the Board to serve on the Audit Committee upon the resignation of Mr. Paisley.

    Mr. Lieberman resigned as a director of American Water Star on January 31, 2004. Mr. de Joya was appointed to the Board to serve in the vacancy created by Mr. Lieberman's resignation.

    This amount reflects 10,000 shares held in custody for Daniel Steven DeBruin, 10,000 shares held in custody for Michelle Christine DeBruin, and 988,095 shares held in a revocable trust for Mark and Susan DeBruin.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  ROGER MOHLMAN

  American Water Star has entered into several transactions with Roger Mohlman, our chairman, chief executive officer, and majority stockholder, and with entities that were related to this individual at the time the transactions or relationships commenced.

  At December 31, 2003, American Water Star issued a note payable to acquire inventory from Roger Mohlman, our CEO, President and Chairman, for $375,960. During 2003, we issued 1,828,153 shares of common stock to Mr. Mohlman as payment of liabilities of $254,457. The issuance of shares in satisfaction of the obligation was based on the fair value of the stock at the time of issuance, and no gain or loss was recorded on this transaction.

  During 2003, American Water Star purchased inventory from Mr. Mohlman for 15,666,934 shares of our common stock with fair value of $1,253,355, which equaled the lower of predecessor cost or fair value of the inventory. Mr. Mohlman assumed an obligation recorded by us in the amount of $106,169. This assumption is included in advances from and accrued compensation to chairman, chief executive officer, and majority stockholder.

  During the first quarter of 2003, we exchanged $162,307 of demand notes payable into 676,278 shares of common stock. The notes were held by Mr. Mohlman and were converted at the fair market value of our common stock at the time of conversion.

  During the second quarter of 2003, we sold 1,151,875 shares of our common stock to entities controlled by Mr. Mohlman for $92,150, the fair value of the shares at the date of the sale.

  In June 2004, IQ USA, Inc., a company which was to provide services to New Age Packaging, was incorporated, which initially listed Mr. Mohlman as an officer in error. Subsequently, Mr. Mohlman resigned and is no longer affiliated with IQ USA. Mr. Mohlman does not currently nor has he in the past had any ownership interest in IQ USA.

  During the third quarter of 2004, we issued 1,888,889 shares of our common stock to Mr. Mohlman in cancellation of $1.7 million in cash advances made to us in the three-month period ended September 30, 2004. In addition, Mr. Mohlman loaned New Age, our wholly-owned subsidiary, $1,150,000 without interest or collateral due July 2005.

  Subsequent to the year end, American Water Star issued three note payable in March and April for a total of $400,000 to Mr. Mohlman. The notes are due April 1, 2006 and will accrue interest at 10% per year.

  DONNA MOHLMAN

  Pursuant to a factoring agreement, American Water Star factored certain of its accounts receivable with Camelot, Ltd, an entity controlled by Donna Mohlman, the former wife of our chairman, chief executive officer, and majority stockholder. The factoring agreement required a 5% transaction fee and daily usage fee based on an annual percentage rate. The maximum amount to be advanced under this agreement was $4,000,000. In October, we cancelled this factoring agreement with Camelot. American Water Star's obligations to Camelot are collateralized by all of our accounts receivable, inventories, and equipment. The unpaid amounts due from Camelot have been offset against advances from Camelot.

  Camelot, Ltd. was established as a holding company that provides financial assistance to various companies through different types of financing transactions. Camelot has provided such services to American Water Star and its related subsidiaries, as well as to companies not affiliated with American Water Star. Camelot has provided American Water Star a financial vehicle to conduct American Water Star's business pursuits. Donna Mohlman is an officer of Camelot and has some control over J.T. Management Trust, the trust funding Camelot's endeavors. The beneficiary of the trust is Mr. Mohlman's and Donna Mohlman's son. Although these transactions are not negotiated at "arms-length," our directors and executive officers deemed it reasonable based on certain criteria of American Water Star not having established credit ratings capable of conducting business and the terms being fair and reasonable.

  IQ USA, Inc., a company providing equipment and services to New Age Packaging, received funds from Camelot, Ltd., which were primarily used to purchase the New Age Packaging equipment from a third party supplier. IQ USA subsequently entered into a 60 month lease with New Age Packaging, which commenced on October 15, 2004 and requires monthly payments of $21,888.63.

  Ms. Mohlman is the sole officer of D.A.M.E., Inc.. American Water Star has a consulting agreement with D.A.M.E. whereas D.A.M.E. is to provide product advertisement campaigns, slogans, trademark design, and other needed artwork. The term of this agreement was for 24 months beginning on January 1, 2004. D.A.M.E. is to receive $10,000 a month for services and 100,000 shares of restricted common stock.

  Ms. Mohlman was an authorized officer of Darwin Software, which provided All-Star Beverages with services of design of product labels and bottles, website development and maintenance services, and installation of computer networking systems and telephone systems. These agreements were in effect from November 2002 through November 2004. Subsequently, Ms. Mohlman has sold her investment in the company and no longer has any affiliation with Darwin. American Water Star, however continues to do business with Darwin Software and its new management.

  The following is a summary of services all of the related entities provided the company:

	For the Years Ended December 31,
	2004	2003

Software and website	$269,541	$354,202
Computer hardware	-0-	388,414
Operating & capital lease payments	817,660	365,250
Leased employees	549,205	308,098
Deposits on facilities	-0-	57,600
Leasehold improvements	-0-	40,888
Bottling and office equip.	3,248,846	199,805
Cash advances / Repayment	1,308,092	704,800
Factoring agreements	-0-	49,181
Raw material purchases	369,728	-0-
Product development	219,474	-0-
Equipment rentals and repair	55,530	-0-
Consulting Services (paid by issuance of stock- see below)	179,000	-0-

Total	$7,017,076	$2,468,238

  ACQUISITION OF NEW AGE PACKAGING, INC.

  On December 23, 2002, we completed the acquisition of New Age Packaging, Inc. (then known as American Distribution & Packaging, Inc.), a privately-held Nevada corporation ("New Age"), pursuant to an Acquisition Agreement dated December 23, 2002. Pursuant to that Agreement, New Age exchanged 100% of its outstanding common stock for 5,200,000 newly issued shares of our common stock. Upon completion of that acquisition, New Age became a wholly-owned subsidiary of American Water Star.

  Although the consideration exchanged in the New Age acquisition was not negotiated at "arms-length," our directors and executive officers deemed it reasonable based on certain criteria such as the valuation of the assets of New Age; New Age's current and historical business operations; the potential of New Age; and the potential benefit to our stockholders. Our directors determined that the consideration for the exchange was reasonable under these circumstances.

  The Board of Directors of American Water Star, on December 31, 2003, resolved to spin-off New Age to our stockholders of record as of March 15, 2004 as a stock dividend. As of the date of this report the spin-off has not occurred; although we still intend to complete the spin-off.

  ACQUISITION OF ALL-STAR BEVERAGES, INC.

  On December 24, 2002, we completed the acquisition of All-Star Beverages, Inc., a privately-held Nevada corporation ("All-Star"), pursuant to an Acquisition Agreement dated as of September 6, 2002. Pursuant to that Agreement, All-Star exchanged 100% of its outstanding common stock for 12,645,824 newly issued shares of our common stock. Upon completion of that acquisition, All-Star became a wholly-owned subsidiary of American Water Star.

  Although the consideration exchanged in the All-Star acquisition was not negotiated at "arms-length," our directors and executive officers deemed it reasonable based on certain criteria such as the valuation of the assets of All-Star; All-Star's current and historical business operations; the potential of All-Star; and the potential benefit to our stockholders. Our directors determined that the consideration for the exchange was reasonable under these circumstances.

  ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Exhibits

  EXHIBIT INDEX

Exhibit Number	Description
3(i)(a)	Articles of Incorporation (Exhibit 3.1 to the Company's Annual Report on Form 10-KSB filed on April 13, 2000 and incorporated by reference herein).
3(i)(b)	Certificate of Amendment to the Company's Articles of Incorporation (Exhibit 3.2 to the Company's Annual Report on Form 10-KSB filed on April 13, 2000 and incorporated by reference herein).
3(i)(c)

  Certificate of Change in Number of Authorized Shares pursuant to NRS 78.209, which defines the rights of holders of equity securities being registered (Exhibit 4.3 of the Company's report on Form S-8 filed on April 5, 2002 and incorporated by reference herein).

3(i)(d)

  Certificate of Amendment to the Company's Articles of Incorporation changing the name of the Company and increasing its authorized common stock (Exhibit 3.4 of the Company's Quarterly Report on Form 10-QSB filed on May 20, 2002 and incorporated by reference herein).

3(ii)(a)	Bylaws of the Company (Exhibit 3.3 of the Company's Annual Report on Form 10-KSB filed on April 13, 2000 and incorporated by reference herein).
4.1	Certificate of Designation of Series A Convertible Preferred Stock (Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed on April 5, 2002 and incorporated by reference herein).
4.2	Amended Stock Plan (Exhibit 4.1 filed on Company's Quarterly Form 10-QSB filed on November 19, 2004 and incorporated by reference herein).
4.3

  Securities Purchase Agreement, dated October 26, 2004 between the Company and Laurus Master Fund, Ltd. (Exhibit 4.1 of the Company's Report on Form 8-K filed on November 4, 2004 and incorporated by reference herein).

4.4

  Registration Rights Agreement, dated October 26, 2004 between the Company and Laurus Master Fund, Ltd. (Exhibit 4.2 of the Company's Report on Form 8-K filed on November 4, 2004 and incorporated by reference herein).

4.5	Master Security Agreement, dated October 26, 2004 in favor of Laurus Master Fund, Ltd (Exhibit 4.3 of the Company's Report on Form 8-K filed on November 4, 2004 and incorporated by reference herein).
4.6

  Subsidiary Agreement, dated October 26, 2004 between All-Star Beverages, the Company's subsidiary, and Laurus Master Fund, Ltd. (Exhibit 4.4 of the Company's Report on Form 8-K filed on November 4, 2004 and incorporated by reference herein)

10.1	Employment Agreement with Roger Mohlman (Exhibit 10.4 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein).

10.2

  Trademark and Design License Agreement dated January 1, 2003 for the use of the Hawaiian Tropic name (Exhibit 10.6 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein).

10.3	Employment Agreement, dated March 9, 2005 (Exhibit 10 of the Company's Report on Form 8-K filed on April 19, 2005 and incorporated by reference herein).
14.1	Code of Ethics and Business Conduct (Exhibit 14.1 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein).
16.1	Letter Submitted by former auditors Kelly & Company (Exhibit 16.2 of the Company's Report of Form 8-K/A filed on March 8, 2005 and incorporated by reference herein).
23.1
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Roger Mohlman
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Daniel Beckett
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Roger Mohlman
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Daniel Beckett

  ________________________
  * Filed herewith

  (b) Reports on Form 8-K

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  (1) AUDIT FEES

  The aggregate fees billed for the fiscal year ended December 31, 2003, for professional services rendered by Kelly & Company, for the registrant's review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 and 2003 were $105,302 and $213,987, respectively. The aggregate fees billed for the fiscal year ended December 31, 2004, for professional services rendered by Weaver and Martin LLC, for the audit of the registrant's annual financial statements was $150,000

  (2) AUDIT-RELATED FEES

  The aggregate fees billed for the fiscal year ended December 31, 2004, for assurance and related services by Kelly & Company that are reasonably related to the performance of the review of the registrant's financial statements for fiscal year 2004 were $-0-.

  The aggregate fees billed for the fiscal year ended December 31, 2004, for assurance and related services by Weaver and Martin, LLC, that are reasonably related to the performance of the audit of the registrant's financial statements for fiscal year 2004 were $-0-.

  (3) TAX FEES

  The aggregate fees to be billed by Weaver & Martin, LLC and Kelly & Company for professional services to be rendered for tax fees for fiscal years 2004 and 2003 were $2,190 and $-0-, respectively.

  (4) ALL OTHER FEES

  Kelly & Company billed us $14,455 for audit related services relating to our Registration Statement on Form S-8 and Form SB-2. There were no other fees to be billed by Kelly & Company for the fiscal years 2004 and 2003 other than the fees described herein and above.

  (5) AUDIT COMMITTEE POLICIES AND PROCEDURES

  Since the audit committee's inception it has pre-approved all audit and non-audit services.

  (6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

  Not applicable.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

AMERICAN WATER STAR, INC.	DATED: June 3, 2005

By:/s/ Roger Mohlman
Roger Mohlman, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger Mohlman	President,	June 3, 2005
Roger Mohlman	CEO, Chairman

/s/ Dan Beckett	CFO, Secretary,
Dan Beckett	Director	June 3, 2005

/s/ Mark DeBruin	Director	June 3, 2005
Mark DeBruin

/s/ Arthur de Joya	Director	June 3, 2005
Arthur de Joya

  American Water Star, Inc.
  Index To Financial Statements
Report of Independent Certified Public Accountants - Weaver and Martin	F-1

Report of Independent Certified Public Accountants - Kelly & Company	F-2

Balance Sheets, December 31, 2004 and 2003	F-3 - F-4

Statement of Operations for the Years Ended December 31, 2004 and 2003	F-5

Statement of Stockholders' Equity from December 31, 2002 to
December 31, 2004	F-6

Statement of Cash Flows for the Year Ended December 31, 2004 and 2003	F-7

Notes to Financial Statements	F-8 - F-22

  Report of Independent Registered Public Accounting Firm

  Stockholders and Directors
  American Water Star, Inc. and Subsidiaries

  We have audited the accompanying consolidated balance sheet of American Water Star, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Water Star, Inc. as of December 31, 2004 and the results of its operations and cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Weaver & Martin, LLC

  Weaver & Martin, LLC
  Kansas City, Missouri,
  June 2,2005

  Report of Independent Registered Public Accounting Firm

  To the Board of Directors
  American Water Star, Inc. and subsidiaries

  We have audited the accompanying statements of operations, changes in shareholders' equity and cash flows of American Water Star, Inc. and subsidiaries for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the result of operations and cash flows of American Water Star, Inc. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

  /s/ Kelly & Company

  Kelly & Company
  Costa Mesa, California
  April 4, 2004

  American Water Star, Inc.
  Consolidated Balance Sheets
	December 31,
	2004	2003
Assets

Current assets:
Cash	$ 1,286,624	$ 721,396
Accounts receivable, net of allowance for doubtful accounts of $100,000 and $247,037 at 12/31/04 and 12/31/03	636,156	24,841
Inventories	3,156,323	2,959,785
Notes receivable	-	35,000
Prepaid expenses	197,835	-
Deferred financing costs	-	33,279
Total current assets	5,276,938	3,774,301

Property, plant and equipment, net	4,277,971	1,446,663

Equipment held for future use	4,412,433	2,258,571

Leased equipment from a related party held for future use	1,082,000	-

Other assets:
Debt issue costs, net	960,500	-
Advances to related parties	913,835	-
Deposits	-	46,500
Deposits and prepaid expenses - related party	277,414	-
Total other assets	2,151,749	46,500

	$ 17,201,091	$ 7,526,035

  See notes to consolidated financial statements

  American Water Star, Inc.
  Consolidated Balance Sheets
	December 31,
	2004	2003

Liabilities and Stockholder's Equity

Current liabilities:
Accounts payable	$ 134,910	$ 384,882
Accrued liabilities	525,437	-
Accrued compensation and notes payable - Chairman /CEO	1,736,015	321,510
Current maturity of long-term convertible debt	1,372,862	-
Current portion of capital lease obligation -related party	150,445	-
Advances from related parties	-	542,747
Total current liabilities	3,919,669	1,249,139

Long-term liabilities
Long-term capital lease obligation -related party	744,997	-
Long-term convertible debt	3,127,673	-
Total long-term liabilities	3,872,670	-

Stockholders' equity

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued.	-	-

Series A preferred convertible, 4,100,0000 shares authorized, no shares issued	-	-

Common stock, $0.0001 par value, 150,000,000 shares authorized, 80,227,858 and 63,263,206 shares issued and outstanding as of 12/31/04 and 12/31/03	8,023	6,327

Stock bought or for services not issued 720,000 shares at 12/31/04	72	-
Unamortized cost of shares issued for services	(119,879)	(637,883)
Additional paid-in capital	32,864,840	13,812,021
Accumulated (deficit)	(23,344,304)	(6,903,569)
	9,408,752	6,276,896

	$ 17,201,091	$ 7,526,035

  See notes to consolidated financial statements

  American Water Star, Inc.
  Consolidated Statements of Operations
	For the Years Ended December 31,
	2004	2003

Sales	$ 3,180,033	$ 2,664,088
Cost of sales	2,632,382	1,651,846

Gross profit	547,651	1,012,242

Expenses:
Depreciation and amortization	575,801	242,336
General and administrative expenses	13,863,812	3,683,326
General and administrative expenses - related party	2,366,685	1,415,964
Loss due to impairment of equipment	-	1,745,669

Total cost and expenses	16,806,298	7,087,295

Net operating (loss)	(16,258,647)	(6,075,053)

Other (expense):
Interest (expense)	(182,088)	(202,036)
Interest (expense) related party	-	(49,181)

Total other income (expense)	(182,088)	(251,217)

Net (loss)	$ (16,440,735)	$ (6,326,270)

Weighted average number of common shares outstanding - basic and fully diluted	77,020,086	44,257,133

Net (loss) per share - basic and fully diluted	$ (0.21)	$ (0.14)

  See notes to consolidated financial statements

  American Water Star, Inc.
  Statements of Changes in Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Unamortized cost of Shares issued for Services	Stock Earned for Services Not Issued	Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2002	30,158,398	$ 3,016	$ 7,455,424	$ (636,400)	$ -	$ (577,299)	$ 6,244,741

Shares issued for cash	5,693,662	569	1,952,054	-	-	-	1,952,623
Shares issued for extension of notes payable	39,000	4	7,776	-	-	-	7,780
Shares issued upon conversion of notes payable	2,785,036	279	731,406	-	-	-	731,685
Shares issued upon conversion of notes payable - related party	1,828,153	183	254,274	-	-	-	254,457
Shares issued for inventory purchase - related party	15,666,934	1,567	1,251,788	-	-	-	1,253,355
Shares issued for placement of factoring agreement	300,000	30	59,970	-	-	-	60,000
Shares issued for consulting	6,792,023	679	2,735,729	(2,736,408)	-	-	-
Amortization of unearned services	-	-	-	2,098,525	-	-	2,098,525
Reversal of unearned consulting	-	-	(636,400)	636,400	-	-	-
Net (loss)
For the year ended December 31, 2003	-	-	-	-	-	(6,326,270)	(6,326,270)
Balance, December 31, 2003	63,263,206	6,327	13,812,021	(637,883)	-	(6,903,569)	6,276,896

Shares issued for cash	9,188,013	919	8,357,929	-	-	-	8,358,848
Warrants exercised for cash	2,738,572	274	1,261,481	-	-	-	1,261,755
Shares issued for asset acquisition	200,000	20	219,980	-	-	-	220,000
Shares issued upon conversion of notes payable - related party	1,888,889	189	1,699,811	-	-	-	1,700,000
Shares issued for consulting	2,549,178	254	4,540,041	-	-	-	4,540,295
Warrants issued for services	-	-	933,700	-	-	-	933,700
Shares and options issued for services - related party	400,000	40	935,560	-	-	-	935,600
Amortization	-	-	-	518,004	-	-	518,004
Beneficial conversion of convertible note	-	-	234,796	-	-	-	234,796
Warrants issued for convertible loan	-	-	322,515	-	-	-	322,515
Shares for services not yet issued - related party	-	-	269,528	-	22	-	269,550
Shares for services not yet issued	-	-	277,478	-	50	-	277,528
Net (loss)
For the year ended December 31, 2004	-	-	-	-	-	(16,440,735)	(16,440,735)
Balance, December 31, 2004	80,227,858	$ 8,023	$ 32,864,840	$ (119,879)	$ 72	$ (23,344,304)	$ 9,408,752

  See notes to consolidated financial statements

  American Water Star, Inc.|
  Statements of Cash Flows
	For the Years Ended December 31,
	2004	2003
Cash flows from operating activities
Net (loss)	$ (16,440,735)	$ (6,326,270)
Depreciation and amortization	607,367	403,148
Amortization of beneficial conversion and consulting services	528,725	-
Amortization of loan fees and deferred financing costs	193,404	-
Shares and warrants issued for services and asset acquisition	5,971,524	2,098,525
Shares and options issued for services - related party	1,205,150	-
Shares issued for advances from the Chairman/CEO	1,700,000	-
Impairment charges on equipment	-	1,745,669
Provision for doubtful accounts	-	302,037
Accrued interest - related parties	-	49,181
Adjustments to reconcile net (loss) to cash used in operating activities:
(Increase) in accounts receivable	(611,315)	(238,207)
(Increase) in inventories	(196,538)	(116,255)
Decrease in other current assets	81,500	88,254
(Increase) in prepaid expenses	(197,835)	-
Increase in accounts payable and accrued expenses	275,465	127,520
Increase (decrease) in accrued compensation to Chairman/CEO	(185,495)	169,200
Net cash (used) by operating activities	(7,068,783)	(1,697,198)

Cash flows from investing activities
Purchase of equipment	(2,629,477)	(76,727)
Purchase of equipment - related parties	(4,045,061)	(123,020)
Advances, deposits and prepaid expense to related parties	(1,733,996)	-
Increase in notes receivable	-	(30,000)
Net cash (used) by investing activities	(8,408,534)	(229,747)

Cash flows from financing activities
Capital lease obligations	1,082,000	-
Payments on capital lease obligations -related party	(186,558)	-
Proceeds from note payable	-	146,475
Advances from related parties	-	357,063
Advances from chairman/CEO stockholder	1,600,000	106,190
Proceeds from long-term debt	5,000,000	-
Debt issue costs and beneficial conversion feature on long-term convertible debt	(1,073,500)	-
Proceeds from sale of common stock	9,620,603	1,952,623
Net cash provided from financing activities	16,042,545	2,562,351

Net increase in cash	565,228	635,406
Cash - beginning	721,396	85,990
Cash - ending	$ 1,286,624	$ 721,396

Supplemental disclosures:
Interest paid	$ 64,000	$ 23,533
Income taxes paid	$ -	$ -

Supplementary disclosure of Non-Cash Investing and Financing Activities

Issuance of stock for services and an asset acquisition	$ 4,760,296	$ -
Issuance of stock for the conversion of a note payable to the Chairman/CEO	1,700,000	-
Issuance of warrants for services	933,700	-
Issuance of stock and options for services - related party	935,600	-
Stock for services earned but not issued - related party	269,550	-
Stock for services earned but not issued	277,528	-
Warrants issued for long-term debt	322,515	-
Issuance of stock for the purchase of inventory from the Chairman/CEO	-	1,253,355
Conversion of convertible notes payable into stock	-	731,685
Issuance of note payable to acquire inventory from a related party	-	375,960
Issuance of stock to Chairman/CEO for a payment of a liability	-	254,457
Issuance of stock for a placement fee for a credit facility	-	60,000
Issuance of stock for an extension of a maturity date on certain of its convertible notes	-	7,780

  See notes to consolidated financial statements

  AMERICAN WATER STAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. Significant Accounting Policies

  Nature of Business

  The Company was originally organized on June 1, 1999 as American Career Centers, Inc. On April 2, 2002 we amended our Articles of Incorporation to change our name to American Water Star, Inc. We are engaged in the production and sale of multiple non-alcoholic, non-carbonated beverages.

  Use of Estimates

  The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from estimates and assumptions.

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of American Water Star, Inc. a Nevada Corporation and its wholly owned subsidiaries, All Star Beverage, Inc. and New Age Packaging and Distribution, Inc. and are prepared in accordance with accounting principles generally accepted in the United States. The accompanying financial statements reflect the results of operations and financial condition of All Star Beverage, Inc. and New Age Distribution.

  Risks and Uncertainties

  The Company's operations could be adversely affected by restrictions on sources of supply; advertising effectiveness; changes in labeling requirements; changes in governmental regulations; changes in the rate or method of taxation; the expropriation of private enterprise; or product issues such as a product recall. The foregoing list of risks and uncertainties is not exclusive. We monitor our operations with a view to minimizing the impact to our overall business that could arise as a result of the risks inherent in our business.

  Loss per share

  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. There were no securities considered to be dilutive in the computation of earnings (loss) per share.

  Trade Accounts Receivable

  We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts based on the

  AMERICAN WATER STAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  contractual terms of the receivables and our relationships with and economic status of our customers.

  Inventories

  Inventories consist primarily of raw materials, supplies, concentrates and syrups and are valued at the lower of cost or market. We determine cost on the basis of average cost or first-in, first-out methods.

  Stock-Based Compensation

  Common stock, warrants and options issued for services by non-employees is accounted for based on the fair market value at the date the services are performed. If the services are to be performed over a period of time the value is amortized over the life of the period that services are performed.

  We account for our stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant.

  Income Taxes

  We account for income taxes under SFAS 109, Accounting for Income Taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The provision for income taxes differ from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

  Fair value of financial instruments

  The carrying value of current assets and liabilities reasonably approximates their fair value due to their short maturity periods. The carrying value of our debt obligations reasonably approximates there fair value at the stated interest rate approximates current market interest rates of debt with similar terms that is available to us.

  Earnings per common share

  SFAS No. 128, Earnings Per Share requires presentation of "basic" and "diluted" This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted loss per share computation.

  Potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the diluted computation, as their effect would be anti-dilutive.

  Cash and cash equivalents

  Cash and cash equivalents include cash in banks and certificates of deposit that mature within three months of the date of purchase.

  AMERICAN WATER STAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Property, Plant and Equipment

   We state property, plant and equipment at cost and depreciate such assets principally by the straight-line method over the estimated useful lives of the assets. Management assesses the recoverability of the carrying amount of property, plant and equipment if certain events or changes occur, such as a significant decrease in market value of the assets or a significant change in the business conditions in a particular market. The estimated useful lives of the assets or the lease term based on the following life expectancy:

Computer equipment	5 years
Software	3 years
Office furniture and fixtures	7 years
Bottling equipment	7-10 years
Leasehold improvements	Life of lease

  Depreciation commences upon implementation of the asset. Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

  Derivative Financial Instruments

  We account for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149. Our Company recognizes all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets.

  Advertising costs

  The Company expenses all costs of advertising as incurred. There were $563,678 and $42,814 advertising costs included in general and administrative expenses as of December 31, 2004 and 2003.

  Revenue recognition

  Revenue from the sale of our products is recorded when title and risk of loss have passed to the customer. Revenue is recorded at the time of shipment. Sales are recorded net of discounts, rebates and promotional costs.

  Debt issue costs

  Costs related to securing our long-term convertible debt are recorded as an asset and are amortized over the life of the debt.

  AMERICAN WATER STAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Long-lived assets

  We review the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. At December 31, 2003 we recognized an impairment expense in the amount of $1,745,669.

  Recent issued accounting Standards

  In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the first quarter of fiscal 2004. This interpretation did not affect our financial statements.

  In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

  In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. In 2004, the Company granted its first stock options to the Chairman/CEO and other directors. The Company expensed the fair value of those options.

  AMERICAN WATER STAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Reclassifications

  Certain reclassifications have been made to prior periods to conform to current presentation.

  2. Going concern

  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2004, and 2003, the Company incurred losses from operations of $16,440,735 and $6,326,270 respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. It is management's plan to finance its operations for the foreseeable future primarily through capital raised through financing options in the investment community and by increasing its revenues through its current and new customers. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

  3. Accounts receivable

  Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history, current economic and industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

  Changes in the allowance for doubtful accounts is as follow:

	For the Years Ended December 31,
	2004	2003
Beginning balance:	$247,037	$--
Additional provision	100,000	302,037
Write - offs	(247,037)	(55,000)

Ending balance	$100,000	$247,037

  Third-Party Factor

  Pursuant to a previous factor agreement, the majority of our receivables were factored at a fee of 32.5% per annum. On October 28, 2004, we cancelled our previous factor agreement pursuant to the terms of our financing arrangement with Laurus Master Fund, Ltd. As of December 31, 2004, all factored accounts receivable had been collected.

  AMERICAN WATER STAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  4. Inventory

  Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31:

	December 31,
	2004	2003
Raw materials	$2,387,821	$2,602,611
Finished goods	768,502	357,174

Total Inventories	$3,156,323	$2,959,785

  5. Property, plant and equipment

  Plant, plant and equipment consisted of the following:

	December 31,
	2004	2003
Bottling and other equipment	$1,720,763	$755,794
Office equipment	531,638	483,107
Furniture and fixtures	80,192	76,500
Website	357,589	357,589
Vehicles	35,200	7,900
Improvements	101,885	74,172
Building	1,566,469	-0-
Land	800,000	-0-

Subtotal	5,193,736	1,755,062

Less accumulated depreciation	(915,765)	(308,399)

Total property, plant & equipment	$4,277,971	$1,446,663

  Depreciation and amortization totaled $607,367 in 2004 and $232,507 in 2003. Depreciation of $48,194 and $134,091 was included in the cost of sales in 2004 and 2003 respectively

  6. Equipment held for future use

  Bottling and other equipment with a cost of $4,412,433 and $2,258,571 for the years ended December 31, 2004 and 2003 had not been put into service at the respective year ends. No depreciation will be recorded until these assets are placed into service.

  AMERICAN WATER STAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  7. Accrued compensation and notes payable to the Chairman/CEO

  Loans payable to the Chairman/CEO consist primarily of cash advances and at December 31, 2004 the advances totaled $1,635,000. Each loan is non-interest bearing and due on demand, however we recorded accrued interest of $35,000 based on a 6% interest rate. Accrued compensation was $101,015 and $321,510 for 2004 and 2003 respectively.

  8. Long-term convertible debt

  On October 28, 2004 we issued a $5,000,000 secured convertible term note ("Note") to Laurus Master Fund, Ltd. ("Laurus"). The Note is convertible into shares of our common stock at an initial conversion price of $0.57 per share. Pursuant to this agreement, we also issued to Laurus a warrant ("Warrant") to purchase up to 2,543,860 shares of our common stock at an exercise price of $0.66. The warrant expires on October 28, 2009. The unamortized cost of the warrants issued to Laurus of $322,515 will accrete to interest expense over the period of the loan based on the interest method. For the period ended December 31, 2004 the accreted amount of the unamortized cost of warrants was $32,399 and this was reported as interest expense. There was a beneficial conversion feature to the convertible note. On the day the note was issued the difference between the price the note could be converted to based on the price our common stock was trading and the conversion price for Laurus totaling $234,796. The beneficial conversion will be amortized based on the interest method as interest expense over the life of the loan. For the year ended December 31, 2004 the amount of accretion to interest expense resulting from the beneficial conversion was $10,721.

  The Note has a term of three years and accrues interest at the prime rate plus 3% per year (8.0% as of December 31, 2004). All our assets secure the Note. Interest on the principal amount is payable monthly, in arrears, on the first business day of each calendar month commencing December 1, 2004. In addition, effective February 1, 2005, we are required to make monthly principal payments in the amount of $151,515 per month and continuing until the maturity date. Under the terms of the Note, the monthly interest payment and the monthly principal payment are payable either in cash at 102% of the respective monthly amortization amounts or, if certain criteria are met, in shares of our common stock. The principal criteria for the monthly payments to be made in shares of our common stock include:

    the effectiveness of a current registration statement covering the shares of our common stock into which the principal and interest under the Note are convertible;

    an average closing price of our common stock for the previous five trading days greater than or equal to 110% of the fixed conversion price; and

    the amount of such conversion not exceeding 25% of the aggregate dollar-trading volume of our common stock for the previous 22 trading days.

  We may prepay the non-restricted and the restricted facility of the Note at any time by paying 125% of the amortizing principal amount then outstanding, together with accrued but unpaid interest thereon. Upon an event of default under the Note, Laurus may demand repayment of the outstanding principal balance at a rate of 130% of the Note plus any accrued interest.

  On a month-by-month basis, if we register the shares of common stock issuable upon conversion of the Note and upon exercise of the Warrant on a registration statement declared effective by the

  AMERICAN WATER STAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Securities and Exchange Commission, and the market price of our common stock for five consecutive trading days exceeds the conversion price by at least 25%, then the interest rate on the Note for the succeeding calendar month shall be reduced by 1% for every 25% increase in the market price of our common stock above the conversion price of the Note, but in no event shall the interest rate be less than 6.0%.

  Laurus also has the option to convert all or a portion of the Note into shares of our common stock at any time, subject to limitations described below, at a conversion price of $0.57 per share, subject to adjustment as described below. At December 31, 2004 the maximum amount of conversion that Laurus could convert was 3,898,136 shares of our common stock. Laurus is limited on its ability to convert is the conversion of the Note or the exercise of the Warrant would cause the shares then held by Laurus to exceed 4.99% of our outstanding shares of common stock unless there has been an event of default or Laurus provides us with 75 days prior notice.

  We were obligated to file a registration statement with the Securities and Exchange Commission ("SEC") registering the resale of shares of our common stock issuable upon conversion of the Note and exercise of the Warrant by December 12, 2004, and to have such Statement declared effective by the SEC by no later than February 5, 2005. We timely filed the registration statement, but it has not yet been declared effective. If the registration statement is suspended other than as permitted in the Registration Rights Agreement, or if our common stock is not listed for three consecutive trading days, we are obligated to pay Laurus additional cash fees. The cash fees are 2.0% of the original principal amount of the Note for each 30-day period in which we fail to correct these issues. On February 28, 2005, we agreed to amend our original note with Laurus due to the registration not becoming effective as required by the original note.

  Long-term debt consists of the following:

	For the Years Ended December 31
	2004	2003

Long-term convertible debt	$ 5,000,000	$ -0-
Less Unamortized cost of warrants	(275,390)	-0-
Less beneficial conversion	(224,075)	-0-
Subtotal	4,500,535	-0-
Current portion	1,372,862	-0-

Total Long Term Convertible Debt	$ 3,127,673	$ -0-

  Maturities of long-term convertible debt for the five years succeeding December 31, 2004 are as follows:

2005	2006	2007	2008	2009

$ 1,667,000	$ 1,818,000	$ 1,515,000	$ -0-	$ -0-

  AMERICAN WATER STAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  We incurred fees relating to the convertible debt totaling $1,073,500. These fees will be amortized over the life of the debt. For the year ending December 31, 2004, we amortized $113,000 of the loan fees. We also had deferred finance costs in 2003 of which $33,279 was amortized in 2004.

  9. Commitments and Contingencies

  Legal proceedings

  The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

  Operating leases

  We have lease agreements and arrangements, whereby we lease warehouse and operating facilities from companies including Camelot, Ltd., a related party. For the years ended December 31, 2004 and 2003 our rent expense was approximately $722,000 and $501,000 respectively.

  The following is a schedule by year of future minimum lease payments under all the lease agreements:

Year Ending	Related Party	Non- Related Party
December 31,	Amount	Amount

2005	$135,079	388,026
2006	139,894	376,669
2007	-0-	286,186
2008	-0-	209,454
2009	-0-	56,250

	$274,973	1,316,585

  License agreements

  In January 2003, the Company entered into an agreement with a corporation that owns the licensing rights to a consumer product trademark. The agreement provides the Company with a three-year exclusive license to produce, market and sell flavored water bearing the trademark name in the United States and Canada. In consideration, the Company agreed to pay a royalty of four percent of invoice sales (net of shipping and sales taxes), payable each quarter. The agreement calls for a guaranteed minimum annual royalty fee of $40,000 in 2003, $120,000 in

  AMERICAN WATER STAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  2004 and $200,000 in 2005. The agreement may be renewed at the option of the Company provided certain minimum sales have occurred. Royalty expense was $120,000 and $40,000 in the years ended December 31, 2004 and 2003 respectively.

  Consulting agreement

  The Company entered into a consulting agreement on March 4, 2004 with SLD Capital Corp. whereby the consultant would provide financial and marketing assistance for a three year period and would be compensated $10,000 each month.

  10. Impairment charges on equipment

  As a result of the delay in implementation of the Company's business plan in 2003, the Company recorded an impairment in the carrying value of its bottling and other equipment of $1,754,669. Of the impairment charge, $437,639 related to bottling and other equipment used in the Company's operations with the remainder relating to equipment held for future use.

  11. Capital lease obligations

  The Company is leasing bottling equipment from a related entity (IQ USA, Inc) that has been recorded as a capital leases. The equipment was valued at an appraised amount of $1,082,000. At December 31, 2004 the equipment has not been placed into service so no amortization has been recorded. When this equipment is placed into service the cost will be amortized over the remaining lease term.

  The lease period is 5 years and the Company was required to pay a deposit of $151,567, which represented the residual value of the lease. The deposit was offset against the lease obligation. The effective weighted interest rate of the leases was 14.5%. Monthly payments for the leases are $21,889.

  At December 31, 2004 the current portion of capital lease obligations was $150,445 and the long-term portion of the capital lease obligation was $744,997. Future minimum lease payments are as follows- 2005-$150445, 2006-$168,596 2007-$189,005 2008-$211,890 and 2009-$175,506.

  12. Income Taxes

  Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The Company had no income tax provision for the years ended December 31, 2004 and 2003. There is approximately $19,806,000 of net operating loss carry-forwards, which expires in 2022-2024. The net deferred tax is as follows:

For the Years Ended December 31,
Non-current deferred tax asset (liabilities):	2004	2003
Net operating loss carry-forward	$ 6,734,000	$ 1,634,192
Allowances, reserves and depreciation Accrued compensation Valuation allowance	435,000 34,000 (7,204,000)	655,493 57,528 (2,347,213)
Total deferred tax net	$ --	$ --

  AMERICAN WATER STAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  A reconciliation of the provision for income taxes to the statutory federal rate (34%) for continuing operations is as follows:

	For the Years Ended December 31,
	2004	2003
Statutory tax benefit	$(5,590,000)	$(2,150,931)
Non-deductible expense Deductible expenses for tax purposes Valuation allowance	591,000 (293,000) 5,292,000	- 2,150,931 -
Income tax benefit	$--	$--

  13. Related party transactions

  During the year ended December 31, 2003, we purchased inventory from our Chairman/CEO for 15,666,934 shares of the Company's common stock with fair value of $1,253,355, which equaled the lower of predecessor cost or fair value of the inventory.

  In 2003, the Company's Chairman/CEO assumed an obligation recorded by the Company in the amount of $106,169. This assumption is included in accrued compensation and notes payable - Chairman/CEO.

  On February 20, 2004, we issued 200,000 shares of our common stock to the Company's Chairman/CEO pursuant to his employment valued at $362,000, the fair market value of the underlying shares on the date of issue.

  We issued 1,888,889 shares of common stock to our Chairman/ CEO in consideration for the cancellation of advances totaling $1,700,000 he made to the Company.

  Entities that have a relationship with the Company's Chairman/ CEO were paid the following by the Company:

	For the Years Ended December 31,
	2004	2003

Software and website	$269,541	$354,202
Computer hardware	-0-	388,414
Operating & capital lease payments	817,660	365,250
Leased employees	549,205	308,098
Deposits on facilities	-0-	57,600
Leasehold improvements	-0-	40,888
Bottling and office equip.	3,248,846	199,805
Cash advances / Repayment	1,308,092	704,800
Factoring agreements	-0-	49,181

  AMERICAN WATER STAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Raw material purchases	369,728	-0-
Product development	219,474	-0-
Equipment rentals and repair	55,530	-0-
Consulting Services (paid by issuance of stock- see below)	179,000	-0-

Total	$7,017,076	$2,468,238

  Included in the above schedule was the value of 100,000 shares of our common stock that was issued on February 26, 2004, to a related party entity (D.A.M.E.), controlled by the former wife of our Chairman/CEO. The stock was for consulting services and was valued at $179,000, the fair market value of the underlying shares on the date of issue.

  14. Stockholders' Equity

  Common stock

  As of December 31, 2004, there were an additional 720,000 shares of common stock we needed to issue for services or shares we sold.

  Stock Transactions

  During 2003, we sold, in several offerings, 5,693,662 shares of our common stock and warrants to purchase 2,746,550 shares of our common stock with exercise prices of $0.53 and $0.54 per share. The net proceeds of these offerings totaled $1,952,623.

  During 2003, the Company issued 39,000 shares of its common stock with a fair value of $7,780 for a one-year extension of the due date of the convertible notes payable.

  During 2003, the holders of the Company's 10%, 15%, and 25% convertible notes payable totaling $731,685 elected to convert the notes payable into 2,785,036 shares of the Company's common stock.

  During 2003, the Company issued 6,792,023 shares of its common stock and warrants to purchase 1,700,000 common shares for consulting services. The fair value of these shares and warrants totaled $2,736,408. Using the Black-Scholes pricing model, the warrants were valued using the following assumptions: no annual dividends, expected volatility of 95%, weighted average risk free interest rate of 1.29%, and a weighted average term of 1.5 years.

  During 2003, the Company purchased inventory from its Chairman/CEO for 15,666,934 shares of the Company's common stock with fair value of $1,253,355, which equaled the lower of predecessor cost or fair value of the inventory.

  During 2003, the Company issued 300,000 shares of common stock as a fee in obtaining the third party accounts receivable factoring agreement. These shares had a fair value of $60,000 at the time of issuance.

  During 2003, the Company issued 1,828,153 shares of its common stock to a related party in satisfaction of debt obligations totaling $254,457. The issuance of shares in satisfaction of the obligation was based on the fair value of the stock at the time of issuance.

  AMERICAN WATER STAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  During 2004, we sold 9,188,013 shares of our common stock for net proceeds of $8,358,848. In conjunction with the sale of common stock, we issued 8,888,888 warrants pursuant to the February offering. Per the offering document, 4,444,446 warrants were issued with the initial purchase of common stock and expired on June 28, 2004 at which time, each of the initial warrants were replaced with 4,444,442 and set to expire on February 18, 2009.

  On May 25, 2004, we issued 200,000 shares of our common stock as partial consideration for the acquisition of the assets of Sunset Bottling Company valued at $220,000.

  During the year ended December 31, 2004, we issued 2,738,572 shares of our common stock upon exercise of warrants for cash. The proceeds from the warrants were $1,261,755 of which $23,625 had been expensed as consulting fees as December 31, 2004.

  During the year ended December 31, 2004, we issued 2,949,178 shares and had 720,000 shares that were earned but not issued of our common stock for services. The fair value of these shares based on the price of our common stock on the date of the shares were earned was $5,746,374. This included 620,000 shares issued to related parties that was valued at $928,550

  We issued 1,888,889 shares of our common stock to our Chairman/CEO in consideration for the cancellation of $1,700,000 in advances he made to the Company.

  Options and warrants

  On May 4, 2004 we issued warrants to purchase 1,000,000 shares of our common stock at a strike price of $1.28 for a term of 1 year to Merrick Okamoto, for services. The value of the warrants using the Black-Scholes pricing model was $798,200 that was recorded as consulting expense.

  On October 28, 2004, we issued 2,543,860 warrants to Laurus Master Fund, Ltd., in connection with the convertible note agreement. The warrants allowed Laurus Master Fund to purchase common stock at a price of $0.66 per share expiring on October 28, 2009. The value of the warrants using the Black-Scholes pricing model was $322,515, which was recorded as additional paid in capital.

  On October 28, 2004, we issued warrants to purchase 1,000,000 shares of our common stock at a strike price of $0.58 for a term of 5 years to Gryphon Master Fund, LP, for services. The value of the warrants using the Black-Scholes pricing model was $135,500, which was recorded as a consulting expense.

  The weighted average of the assumptions used to value the warrants in 2004 were: Interest rate-3.50%, Days to expiration-1491, Stock price $0.81, Strike price-$0.77, Volatility-74%, Yield-0%.

  During 2004, we sold 9,188,013 shares of our common stock, which included warrants. 4,444,446 warrants were issued with the initial purchase of common stock and expired on June 28, 2004 at which time, each of the initial warrants were replaced with 4,444,442 and set to expire on February 18, 2009 and have a strike price of $1.65.

  AMERICAN WATER STAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  On August 17, 2004 we granted 600,000 options to five employees and directors that had a strike price of $.77 and expired in 5 years. The value of the options using the Black-Scholes pricing model was $276,600. The assumptions used to value the options were: Interest rate-3.5%, Days to expiration-1825, Stock price- $.77, Strike price-$.77, Volatility-74% and Yield-0%.

  A summary of stock options and warrants is as follows:

				Weighted
		Weighted		Average
		Average		Exercise
	Options	Price	Warrants	Price

Outstanding at January 1, 2003	--	$--	227,000	$.36
Granted	--	--	4,446,550.53
Cancelled	--	--	--	--
Exercised	--	--	--	--
Outstanding at December 31, 2003	--	$--	4,673,550	$.52

Granted	600,000.77		8,988,302.21
Cancelled	--	--	--	--
Exercised	--	--	(2,752,432)	$.56
Outstanding at December 31, 2004	600,000	$.77	12,376,538	$.94

  15. Concentrations

  During 2004 the Company had one major customer that accounted for 39% of gross sales. During 2003 the Company relied on three customers for approximately 40% of gross sales. In 2004 there were no significant suppliers that accounted for more than 10% of the costs of sales. In 2003 the Company utilized certain suppliers that accounted for 95% of products purchased.

  16. Spin Off

  In December 2003, the Company's Board of Directors declared a dividend in the form of all of the common stock of New Age Packaging & Distribution, Inc., (NAPD) formerly American Distributing & Packaging, Inc. The distribution of the shares has not occurred. At December 31, 2004 NAPD's condensed balance sheet and statements of operations was as follows:

Leased Equipment from related parties held for future use	$1,082,000
Total assets	1,196,249

Notes payable and accrued interest to the Chairman/CEO	(1,600,000)
Capital lease obligation- related party	(895,441)
Total Liabilities	$(2,630,440)

Stockholder's deficit	$(1,434,914)

Revenue	-0-
Net Loss	$(1,388,714)

  AMERICAN WATER STAR, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  17. Subsequent Events

  On February 28, 2005, the Company entered into an "Amendment and Waiver Agreement" with Laurus Master Fund Ltd. in connection with the financing agreement entered into on October 28, 2004. The amended Agreement provides for payment of accrued interest, principal and fees, pursuant to the original note in the form of a warrant to purchase 1,500,000 shares of the Company's common stock with an exercise price of $0.50 per share.

  We entered into an agreement to purchase from Colorado River Distributors, LLC, the distribution rights of their Nevada Division for an amount of $103,000. In addition to purchasing the distribution rights, we purchased the existing inventory of their Nevada Division for $55,216.29. Colorado River Distributors has distributing agreements for the paper products of Arrowhead Water, Coca Cola, Gatorade, and Tropicana. Upon this acquisition, we established a new subsidiary of C.R.D. Nevada, in which we incorporated the operations of Colorado River Distributors' Nevada Division and consolidated the business with our current operations in Las Vegas. This agreement allows us to expand our operations to distributing and we will now supply beverage products to over 450 new accounts including CVS Pharmacy, Walgreens, Savon Drugs, Vons Food & Drug and a number of other major retailers in the Las Vegas, Nevada area.