Form 10QSB/A
period 2004-03-31
AMERICAN WATER STAR  INC
filed 2005-06-17
CIK 1041580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-22785

AMERICAN WATER STAR, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0636498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4560 S. Decatur, Suite 301

Las Vegas, Nevada 89103

(Address of principal executive offices)

(702) 740-7036

(Issuer's telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No ____

The number of shares of Common Stock, $0.001 par value, outstanding on May 14, 2004, was 75,945,424 shares.

Transitional Small Business Disclosure Format (check one):

Yes        No X

AMERICAN WATER STAR, INC.

FOR THE QUARTER ENDED

MARCH 31, 2004

Index to Report

on Form 10-QSB

PART I

		Page(s)
Item 1.	Financial Statements
	Consolidated Balance Sheet as of March 31, 2004 (Unaudited)	1
	Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2004 and 2003 (Unaudited)	2
	Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2004 and 2003 (Unaudited)	3-4
	Notes to Consolidated Financial Statements.(Unaudited)	6
Item 2.	Management's Discussion and Analysis and Plan of Operation	8
Item 3.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 6.	Exhibits and Reports on Form 8-K	20
	Signatures	21

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

American Water Star, Inc. and Its Subsidiaries

Consolidated Balance Sheet

(Unaudited)

March 31, 2004
ASSETS
Current assets:
Cash	$ 3,467,176
Accounts receivable	150,790
Inventories	2,883,343
Notes receivable	35,000
Intangible asset held for sale	135,000
Total current assets	6,671,309

Property, plant and equipment, net of accumulated depreciation of $394,340	1,532,064
Bottling and other equipment held for future use	2,268,601
Deposits and Other	92,940

Total assets	$ 10,564,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable and other accrued expenses	$ 437,538
Advances from the Company's Chairman, Chief Executive Officer and largest stockholder	386,510
Payable to related parties	3,056

Total current liabilities	$ 827,104

Commitments and contingencies
Stockholders' equity:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	-
Series A preferred convertible stock, 4,100,000 shares authorized, none issued	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 75,945,424 shares issued and outstanding	7,595
Additional paid in capital	26,590,109
Stock subscription receivable	(3,623,625)
Stock Issued for future services	(1,000,411)
Accumulated deficit	(12,235,858)

Total stockholders' equity	9,737,810
Total liabilities and stockholders' equity	$ 10,564,914

See notes to consolidated financial statements

American Water Star, Inc. and Its Subsidiaries

Consolidated Statements of Operations

(Unaudited)

For Each of the Three-Month Periods Ended March 31, 2004 and 2003

	For the Three-Month Period Ended
	March 31, 2004	March 31, 2004
Sales	$ 440,441	$ 786,079
Less: slotting fees	117,526	-

Net sales	322,915	786,079
Cost of sales	317,149	350,930

Gross profit	5,766	435,149
Operating expenses:
General and administrative	4,712,852	1,166,858
General and administrative - related parties	546,719	-
Depreciation	61,844	85,319
Amortization	16,640	.
Total operating expenses	5,338,055	1,252,177

Net loss	$ (5,332,289)	$ (817,028)

Net loss per common share - basic and diluted	$ (0.08)	$ (0.02)

Weighted average number of shares outstanding - basic and diluted	69,547,332	35,373,311

See notes to consolidated financial statements

American Water Star, Inc. and Its Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For Each of the Three-Month Periods Ended March 31, 2004 and 2003

	For the Three-Month Period Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net loss	$ (5,332,289)	$ (817,028)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	85,942	85,319
Stock issued for services	4,090,129	869,904
Amortization - deferred costs	33,279	--
Decrease (increase) in assets:
Accounts receivable	(125,949)	(469,650)
Inventories	76,442	158,679
Deposits and other assets	(56,469)	(40,200)
Intangible Asset held for sale	(135,000)	--
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	52,656	52,655
Advances from (repayments to) the Company's Chairman, Chief Executive Officer and largest stockholder, net	65,000	--

Net cash used in operating activities	(1,246,259)	(160,321)

Cash flows used in investing activities:
Purchase of property and equipment from a related party	(171,343)	-
Issuance of notes receivable	--	(19,000)

Net cash used in investing activities	$ (171,343)	$ (19,000)

See notes to consolidated financial statements

American Water Star, Inc. and Its Subsidiaries

Consolidated Statements Cash Flows

(Unaudited)

For Each of the Three-Month Periods Ended March 31, 2004 and 2003

	For the Three-Month Period Ended
	March 31, 2004	March 31, 2003
Cash flows provided by financing activities:
Proceeds from issuance of common stock	$ 3,961,563	$ 13,353
Proceeds from exercise of warrants	741,511	-
Proceeds from notes payable from Chairman, Chief Executive Officer and largest stockholder	(539,692)	101,187
Net proceeds on convertible bonds	--	50,000

Net cash provided by financing activities	4,163,382	164,540

Net increase (decrease) in cash	2,745,780	(14,781)

Cash - beginning of period	721,396	85,990

Cash - end of period	$ 3,467,176	$ 71,209

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

AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004

(UNAUDITED)

1. Interim Presentation

The consolidated financial statements as of March 31, 2004 and 2003 and for the three month period ended March 31, 2004 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2003

2. DETERMINATION OF INTERIM PERIOD COST OF SALES

The Company utilized an estimated gross profit margin method to determine the interim period's cost of sales.

3. RELATED PARTY TRANSACTIONS

Entitles controlled by the former wife of the Company's Chairman, Chief Executive Officer and majority shareholder provided the following to the Company in 2004:

Products Development	$ 142,489
Rents and Equipment	85,550
Leased Employee Cost	161,764
Cash Advances/ Repayments	254,963
Raw Materials	369,728

Total	$ 1,014,494

These entities also billed the Company for the following:

        Bottling and office equipment                                                                          $     199,764

During the first quarter of 2003, the Company exchanged $162,307 of demand notes payable into 676,278 shares of common stock. The notes were held by the largest shareholder who is an officer and director and were converted at the fair market value of the Company stock at the time of conversion.

AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004

(UNAUDITED)

4. ISSUANCES OF COMMON STOCK

During the first quarter of 2004, the Company sold 9,109,242 shares of its common stock and warrants to purchase 8,888,892 shares of its common stock for net proceeds of $7,689,975. Of this amount, $3.6 million was received in May 2004. This amount is recorded as subscription receivable at March 31, 2004.

Issued 1,906,746 shares of its common stock for services. The value of these shares was $3,643,972.

Issued 1,641,627 shares of its common stock upon exercise of warrants. The proceeds upon these exercises were $765,135 of which $23,625 had not been received by March 31, 2004. This amount is recorded as subscription receivable.

Retired 54,168 shares of its common stock upon settlement of disputes of the predecessor company.

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

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. We and our representatives may from time to time make written or oral forward-looking statements, including statements contained in this quarterly report and other filings with the Commission and in reports to stockholders and announcements. Certain statements made in this quarterly report may constitute forward-looking statements (within the meaning of Section 27.A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21.E of the Securities Exchange Act of 1934, as mended ("Exchange Act")) regarding the Expectations of management with respect to revenues, profitability, adequacy of funds from operations and our existing credit facility, among other things. All statements that address operating performance, events or developments that our management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, and/or our existing credit facilities, earnings per share growth, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Reform Act.

These statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors, that could cause actual results and events to differ materially from the statements made including, but not limited to, the following:

  Unexpected delays in completion of bottling facilities

  Inability of co-packers to meet production requirements

  Interruption of critical packaging materials and/or flavorings

  Slower than anticipated sales of our products

  Increased competition

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

Although our sales in the first quarter of 2004 were less than in 2003, we believe that the large increase in sales in April 2004 will continue and we will continue our strategy that we adopted at the beginning of 2003. We believe that we have good products, that our business plan is sound, and that we have sufficient resources to implement our plan. In the first quarter of 2004, we raised net proceeds of approximately $8.3 million through the sale of the Shares and the Warrants. Of this amount, approximately $3.6 million were received in the second quarter of 2004.

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

Gross Profit

Gross profit was $5,766 in the first quarter of 2004 compared to gross profit of $435,149 in the first quarter of 2003. Gross profit as a percentage of gross sales, without deducting slotting fees and promotional goods, would have been 28% in the first quarter of 2004, which was lower than gross profit as a percentage of sales of 55% in the first quarter of 2003. The decrease in profit margin, excluding slotting fees and promotional goods totaling $125,985, reflects increased minimum royalty on our Hawaiian Tropic products of $30,000 and higher freight costs of $52,000 in 2004. These two increases totaled 18% of gross sales. Freight costs represented 12% of gross sales in the first quarter of 2004 in comparison with 3% in the first quarter of 2003. This increase in freight cost resulted from a broader distribution of our product in the first quarter of 2004 in comparison with the comparable period in 2003, as our current co-packers are located in upstate NY and southern California. During each of the remaining quarters of 2004, we expect to open our own production facilities in the southeast, the south, and the southwest, which should mitigate the costs of freight to many of our geographically disbursed customers.

General and Administrative - Third Parties

General and administrative expenses - third parties were $4,470,844 in 2004 compared to $1,166,858 in 2003. These amounts include consulting and legal services for stock of $4,090,129 in 2004 compared to $869,904 in 2003. We used stock as compensation for services as a means to preserve cash. When and if positive cash flow from operations is generated, we anticipate that the use of this strategy will lessen. General and administrative expenses for 2004 also included professional fees of $164,887. We believe that the costs of professional services and bad debt will decrease in future years.

General and Administrative - Related Parties

Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer, and majority stockholder provided the following equipment and services to the Company in the first quarter of 2004:

For the Three Month Period Ended March 31, 2004
Bottling and office equipment	$ 199,764
Rents on equipment and facilities
under sublease arrangements	85,550
Raw material inventory	369,728
Cash advances/ repayments	254,963
Leased employee cost	161,764
Product development costs	142,488

Total	$ 1,214,258

Net Loss

Net loss was $5,322,289 for 2004 compared to a net loss of $817,028 for 2003. The increase in net loss reflects the impact of lower sales, higher slotting fees and promotional goods and the high levels of general and administrative expenses that were incurred in our efforts to build distribution channels and expand our markets.

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

Since inception we have recorded losses that would provide a future tax benefit of approximately $4,700,000 as of March 31, 2004. A valuation allowance for the full amount of the tax benefit was established based on the lack of a history of earning pretax income.

Liquidity and Capital Resources

As of March 31, 2004 we had working capital of $5,844,205 compared to working capital of $2,525,162 as of December 31, 2003, an increase of $3,319,043. The increase in working capital was primarily attributable to increased cash related to sale of shares of our common stock and warrants and the exercise of warrants. We expect future short-term operations and business expansion to be funded principally by private placements and additional short-term borrowings, including the receipt of subscriptions receivable of $3,600,000 in May 2004.

Net cash used in operating activities in 2004 was $1,246,259. Our net loss was $5,332,289, which included a depreciation and amortization expense of $85,942 and stock issued for services of $4,090,129. We have relied extensively on the issuance of stock as a means to pay for professional services. This strategy allows us to preserve cash that can be used for operations and to develop our distribution network.

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

Application of Critical Accounting Policies and Pronouncements..

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

Revenue Recognition

Revenue from the sale of our products is recorded when title and risk of loss have passed to the customer. Revenue is recorded at the time of shipment. Sales are recorded net of discounts, rebates, and promotional costs. The costs associated with the production of the products is realized at the time that the products are sold and the revenue is recognized.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On January 15, 2004, the Company commenced a private placement of its common stock at the purchase price of 30% discount to the closing price (last trade price) posted on the OTC Bulletin Board on the date the investment amount was received by the Company. The offering closed on January 31, 2004, and the Company sold 220,350 shares to 13 accredited investors. Proceeds from the private placement were $300,000. The offering was conducted by the Company and no commissions were paid.

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

ISSUANCE OF SECURITIES FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

On February 3, 2004, the Company executed a Consulting Agreement with Alpine Capital Partners, Inc. ("Alpine") pursuant to which Alpine will assist the Company by conducting public relations work throughout the financial community commencing February 1, 2004 and running through February 1, 2007, and in partial consideration therefore, the Company issued Alpine 800,000 shares of its restricted common stock, and agreed to include those shares in the Company's next registration statement. Total consideration received was approximately $1,760,000.

On February 20, 2004, the Company issued 50,000 shares of its restricted common stock to two people in partial consideration relating to employment agreements. Total consideration received by each of them was $88,500.

Effective February 26, 2004, the Company issued 100,000 shares of its restricted common stock to D.A.M.E., Inc. ("D.A.M.E.") pursuant to a Consultant Agreement under which D.A.M.E. will be responsible for sourcing and developing advertising campaigns, trademark designs, slogans and artwork for the Company for a period of 24 months commencing January 1, 2004. Total consideration received was $179,000.

On March 1, 2004, the Company issued 10,000 shares of its restricted common stock to one person in full consideration of services to be performed under a six month Consulting Agreement commencing on February 21, 2004, whereby he will develop artwork design for new labels and advertisement. Total consideration received was $17,700.

Effective March 12, 2004, the Company issued 71,500 shares of its restricted common stock to one person pursuant to a Consultant Agreement under which he will promote the Company's products by participating in marketing programs throughout the United States and South America for a period of one year commencing January 1, 2004. Total consideration received was $107,250.

On April 1, 2004, the Company granted options for the purchase of up to 1,000,000 shares of its common stock at an exercise price of $1.28 per share to an individual in connection with the execution of a 12-month Consultant Agreement. The options expire on the sooner of March 31, 2005, or 30 days following the termination of the Consultant Agreement.

On April 12, 2004, the Company issued 280,000 shares of restricted common stock to one individual in full consideration for investor relations services to be provided pursuant to an Independent Contractor Agreement commencing May 1, 2004 and ending on April 30, 2005. This person's prior services agreement with the Company expired April 30, 2004. Total consideration received was $425,600.

On April 16, 2004, the Company issued 350,000 shares of restricted common stock to one person in consideration of consulting services to be provided pursuant to a Consulting Agreement. Total consideration received was $612,500.

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

ISSUANCE OF SECURITIES FOR WARRANT EXERCISE

At the year ended December 31, 2003, the Company had outstanding warrants to purchase up to 4,673,550 shares of its common stock with varying exercise prices, terms and conditions. The warrants were granted in connection with private placement unit offerings or in connection with services rendered or to be rendered to the Company under consulting contracts. Between January 23, 2004 and March 31, 2004, 1,841,627 of those warrants had been exercised resulting in $765,135 cash proceeds to the Company and contract services valued at $300,000 to be provided by Redwood for a period of three years as described above. As of March 31, 2004, $23,625 of the proceeds had not yet been collected and has not been recorded as a subscription receivable.

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

On February 20, 2004, the Company granted a 200,000 share stock award under the Stock Plan to Roger Mohlman in consideration of his services to the Company during the years 2002 and 2003. In accordance with Section 5 of the Plan, the shares were issued pursuant to Mr. Mohlman's services as an executive officer of the Company, as described elsewhere in this Registration Statement. Total consideration received was $362,000.

On February 20, 2004, the Company granted a 50,000 share stock award under the Stock Plan to Jerry Ludeman in consideration of his services to the Company during the year 2003. In accordance with Section 5 of the Plan, the shares were issued in connection with Mr. Ludeman's performance of services for the Company. Total consideration received was $90,500.

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

SEC Registration Number (a)	Effective Date of Available Registration Statement (b)	Number of Securities Issued under Equity Compensation Plan (c)	Number of Remaining for Future Issuance under Compensation Plans (excluding securities reflected in column (c)) (d)
333-85652	04/05/02	4,900,000 (1)	10,000
333-87846	05/08/02	1,995,000 (1)	5,000
333-103529	02/28/03	4,997,500 (1)	2,500
333-115449	05/13/04	200,000 (1)	0

(1) Number of shares issued pursuant to these Registration Statements as of May 17, 2004. During the quarter ended March 31, 2004, 100,000 of these shares were issued to 1 person who provides consulting or legal services to the Company.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

3.2	Certificate of Amendment to the Company's Articles of Incorporation (Exhibit 3.2 to the Company's Annual Report on Form 10-KSB filed on April 13, 2000 and incorporated by reference herein)
3.3	Certificate of Change in Number of Authorized Shares Pursuant to NRS 78.209, which define the rights of holders of the equity securities being registered (Exhibit 4.3 of the Company's Report on Form S-8 filed on April 5, 2002 and incorporated by reference herein)
3.4	Certificate of Amendment to the Company's Articles of Incorporation changing the name of the Company and increasing its authorized common stock (Exhibit 3.4 of the Company's Quarterly Report on Form 10-QSB filed on May 20, 2002 and incorporated by reference herein)
3.5	Bylaws (Exhibit 3.3 of the Company's Annual Report on Form 10-KSB filed on April 13, 2000 and incorporated by reference herein)
3.6	Articles of Exchange completing the acquisition of American Distribution & Packaging, Inc. (Exhibit 3.6 of the Company's Annual Report on Form 10-KSB/A filed on April 22, 2003 and incorporated by reference herein)
3.7	Articles of Exchange completing the acquisition of All-Star Beverage, Inc. (Exhibit 3.7 of the Company's Annual Report on Form 10-KSB/A filed on April 22, 2003 and incorporated by reference herein)
4.1	Certificate of Designation of Series A Convertible Preferred Stock (Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed on April 5, 2002 and incorporated by reference herein)
4.2	Stock Plan (Exhibit 4.6 of the Company's Registration Statement on Form S-8 filed on February 28, 2003 and incorporated by reference herein)
4.3	Form of Subscription Agreement, dated February 18, 2004, by and among the Company and the investors a party thereto (Exhibit 4.1 of the Company's Report on Form 8-K filed on February 28, 2004 and incorporated by reference herein)
4.4	Form of Unit Warrant issued pursuant to the Securities Purchase Agreement, dated February 18, 2004 by and among the Company and the investors a party thereto (Exhibit 4.2 of the Company's Report on Form 8-K filed on February 28, 2004 and incorporated by reference herein)
4.5	Form of Green Shoe Warrant issued pursuant to the Securities Purchase Agreement, dated February 18, 2004 by and among the Company and the investors a party thereto (Exhibit 4.3 of the Company's Report on Form 8-K filed on February 28, 2004 and incorporated by reference herein)
5.1	Form of opinion of Bryan Cave LLP regarding legality of common stock (to be filed by amendment)
10.1	Reserved.
10.2	Reserved.
10.3	Reserved.
10.4	Reserved.
10.5	Employment Agreement with Roger Mohlman (Exhibit 10.4 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein)
10.6	Employment Agreement with Thomas F. Krucker (Exhibit 10.5 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein)
10.7	Trademark and Design License Agreement dated January 1, 2003 for the use of the Hawaiian Tropic name (Exhibit 10.6 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Roger Mohlman
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Dan Beckett
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Roger Mohlman and Dan Beckett

* Filed herewith

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

Date: June 17, 2005                                                                        AMERICAN WATER STAR, INC.

                                                                                                        (Registrant)

                                                                                                        By:/s/Roger Mohlman

                                                                                                                Roger Mohlman,

                                                                                                                Chief Executive Officer,

                                                                                                                President and Chief Financial Officer