Form 10QSB
period 2005-03-31
AMERICAN WATER STAR  INC
filed 2005-06-24
CIK 1041580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32220

AMERICAN WATER STAR, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0636498
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4560 South Decatur Boulevard
Suite 301
Las Vegas, Nevada	89103
(Address of Principal Executive Offices)	(Zip Code)

(702) 740-7036

(Issuer's telephone number, including area code)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X       No _____

The number of shares of Common Stock, $0.0001 par value, outstanding on June 22, 2004, was 80,227,858 shares.

Transitional Small Business Disclosure Format (check one):

Yes ____      No X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

American Water Star, Inc. and Its Subsidiaries

Consolidated and Condensed Balance Sheet

(Unaudited)

March 31, 2005

ASSETS
Current assets:
Cash	$ 115,320
Accounts receivable	1,255,227
Inventories	2,989,452
Prepaid expenses and other current assets	243,620
Total current assets	4,603,619
Property, plant and equipment, net of accumulated depreciation of $1,135,184	6,572,762
Equipment held for future use	1,928,624
Leased equipment from a related party held for future use	1,082,000

Other assets:
Debt issue costs, net	796,137
Intangible assets	103,000
Deposits and other assets Advances to related parties	132,964 734,330
Total other assets	1,766,431

Total assets	$ 15,953,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable and other accrued expenses	$ 1,167,649
Accrued compensation and notes payable from the Company's Chairman, Chief Executive Officer and largest stockholder	1,627,670
Current maturity of long-term convertible debt	4,500,535
Current portion of capital lease obligation - related party	151,345

Total current liabilities	7,447,199

Long-term capital lease obligation - related part	710,570
Long-term convertible debt	0

Total long-term liabilities	710,570

Commitments and contingencies

Stockholders' equity:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued	0
Series A preferred convertible, 4,100,000 shares authorized, no shares issued	0
Common stock, $0.0001 par value, 150,000,000 shares authorized, 80,227,858 shares issued and outstanding	8,023
Stock for services not issued, 720,000 shares	72
Unamortized cost of shares issued for services	(44,778)
Additional paid-in capital	32,978,840
Accumulated deficit	(25,146,490)

Total stockholders' equity	7,795,667
Total liabilities and stockholders' equity	$ 15,953,436

See notes to consolidated and condensed financial statements.

American Water Star, Inc. and Its Subsidiaries

Consolidated and Condensed Statements of Operations

(Unaudited)

For the Three-Month Periods Ended March 31, 2005 and 2004

	For the Three-Month Period Ended
	March 31, 2005	March 31, 2004
Sales	$ 907,310	$ 440,441
Less: slotting fees	0	117,526

Net sales	907,310	322,915
Cost of sales	778,215	317,149

Gross profit	129,095	5,766

Operating expenses:
General and administrative	1,525,293	4,696,206
General and administrative - related parties	47,520	546,715
Depreciation	212,853	61,844
Amortization	6,566	16,640

Total operating expenses	1,792,232	5,321,405

Net loss from operations	(1,663,137)	(5,315,639)

Interest (expense)	(139,049)	(16,650)

Net loss	$ (1,802,186)	$ (5,332,289)

Net loss per common share - basic and diluted	$ (0.02)	$ (0.08)

Weighted average number of shares outstanding - basic and diluted	80,227,858	69,547,332

See notes to consolidated and condensed financial statements.

American Water Star, Inc. and Its Subsidiaries

Consolidated and Condensed Statements of Cash Flows

(Unaudited)

For Each of the Three-Month Periods Ended March 31, 2005 and 2004

	For the Three-Month Period Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net loss	$ (1,802,186)	$ (5,332,289)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	219,419	85,942
Loan Fees - Amortization	164,363	--
Stock issued for services	75,100	4,090,129
Warrants issued to lender	114,000	--
Amortization - deferred costs	--	33,279
Decrease (increase) in assets:
Accounts receivable	(619,070)	(125,949)
Inventories	166,871	76,442
Deposits and other assets	(4,335)	(56,469)
Intangible asset held for sale	--	(135,000)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	470,268	52,656
Advances from (repayments to) the Company's Chairman, Chief Executive Officer and largest stockholder, net	(125,333)	65,000

Net cash (used in) operating activities	(1,340,903)	(1,246,259)

Cash flows (used in) investing activities:
Purchase of equipment from third parties	(30,401)	(171,343)

Net cash (used in) investing activities	(30,401)	(171,343)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	--	3,961,563
Proceeds from exercise of warrants	--	741,511
Proceeds from notes payable from Chairman, Chief Executive Officer and largest stockholder	200,000	(539,692)

Net cash provided by financing activities	200,000	4,163,382

Net increase (decrease) in cash	(1,171,304)	2,745,780

Cash - beginning of period	1,286,624	721,396

Cash - end of period	$ 115,320	$ 3,467,176

Supplemental Disclosures:
Interest paid	$ 104,355	$ 16,650

Income taxes paid	$ 0	$ 0

See notes to consolidated and condensed financial statements.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of March 31, 2005

1. Interim Presentation

The consolidated financial statements as of March 31, 2005 and for the three-month period ended March 31, 2005 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the periods ended March 31, 2005, and 2004, the Company incurred losses from operations of $1,802,186 and $5,332,289, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. It is management's plan to finance its operations for the foreseeable future primarily through capital raised through financing options in the investment community and by increasing its revenues through its current and new customers. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at March 31, 2005:

Raw materials and supplies	$ 2,250,144
Finished goods	739,308

Total	$ 2,989,452

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of March 31, 2005

4. Property, Plant and Equipment

Property, plant and equipment at March 31, 2005 consisted of the following:

Building and land	$2,366,470
Bottling and other equipment	4,192,133
Office equipment	544,076
Furniture and fixtures	80,192
Website	357,589
Vehicles	65,601
Improvements	101,884

7,707,945
Less: accumulated depreciation	(1,135,183)

Total plant and equipment, net	$6,572,762

Bottling and other equipment with a book value of $1,928,624 has not been put into use at March 31, 2005 and is classified as bottling and other equipment held for future use. The Company also has bottling and other equipment with a book value of $1,082,000, which is under capital lease obligations. This equipment has not been put into use, and is classified as leased equipment from a related party held for future use.

Depreciation expense was $212,853 and $61,844 for each of the three-month periods ended March 31, 2005 and 2004, respectively.

Amortization expense related to website and tenant improvements was $6,566 and $16,640 for the three-month periods ended March 31, 2005 and 2004, respectively.

5. Related Party Transactions

In the three-month period ended March 31, 2005, the Chairman, Chief Executive Officer and largest stockholder of the Company advanced $200,000 to the Company.

Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer and largest stockholder provided the following to the Company for the three months ended March 31, 2005 and March 31, 2004, respectively:

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of March 31, 2005

5. Related Party Transactions (continued)

Services:

	For the Three-Month Period Ended March 31, 2005	For the Three-Month Period Ended March 31, 2004
Product development	$ 0	$ 142,489
Rents on equipment and facilities under sublease arrangements	47,520	85,550
Leased employee cost Lease payments of equipment under capital lease Raw Materials Cash Advances/Repayments	0 138,580 0 0	161,764 0 369,728 254,963
Total	$ 186,100	$ 1,014,494

These entities sold bottling and office equipment to the Company for $30,401 and $199,764 in the three-month periods ended March 31, 2005 and 2004, respectively.

6. Equity Transactions

On February 28, 2005, the Company issued Laurus a warrant to purchase 1,500,000 shares of common stock with a purchase price of $0.50 pursuant to an Amendment and Waiver Agreement for the purpose of amending the terms of the previous Secured Convertible Term Note, the Securities Purchase Agreement, and the Registration Rights Agreement, all dated October 26, 2004. The warrant has a five year term. The value of the warrants, according to a Black-Sholes calculation, was $114,000.

7. Default Upon Senior Securities

As of March 31, 2005, the Company was, and currently is, in default under the terms of a Convertible Note with Laurus Master Fund, which has resulted in the entire Note balance being classified as a current liability. The amount of the reclassification from long-term debt to current debt was $3,127,673.

8. Subsequent Events

In the second quarter of 2005, the Chairman, Chief Executive Officer and largest stockholder of the Company advanced an additional $300,000 to the Company.

During June 2005, the landlord of the Company's Mississippi facility effectively locked-out the Company from accessing the facility and has refused to give the Company a reason for the lock-out. As a result, production from this facility has halted until such time as the Company can relocate its facilities or reach an agreement with the landlord to reenter the facility.

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

  Our ability to repay current debt and operating obligations; and

  Our ability to collect accounts receivable and manage our working capital requirements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein. All references to 2005 represent the three-month period ended March 31, 2005. All references to 2004 represent the three-month period ended March 31, 2004.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Results of Operations" in this document.

Item 2. Management's Discussion and Analysis or Plan of Operation.

OVERVIEW AND OUTLOOK

We develop, market, sell, and distribute bottled water along with four branded beverages: Hawaiian Tropic, Geyser Fruit, Geyser Sport, and Geyser Fruta. Our products are orientated to the health conscious consumer looking for an alternative to products containing high sugar and caffeine levels. Our customers include single and multi-store retail operations, governmental agencies, and distributors who in turn sell to retail stores, convenience stores, schools and other outlets. In addition, we moved into the private label and co-packing industries in the fourth quarter of 2004 and will continue development of this market through fiscal year 2005.

We initially sold our products exclusively through distributors who then supplied our products to retailers. Although we still use distributors, we have expanded our sales effort through sales directly to retailers. At March 31, 2005, we sold through distributors and directly to customers with approximately 20,000 to 25,000 retail locations.

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

Priorities of American Water Star

Key Priorities for the Company in 2005 and over the next several years include the following:

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

  Distribution Cost Management

The cost of transporting finished goods from our various plants to locations of customer outlets accounted for 10% of our net sales in the three-month period ended March 31, 2005. The expense of shipping cases of beverages is approximately $0.60 per case for every 500 miles. Due to the expense of fuel prices, the costs associated with transporting finished goods are anticipated to either remain the same or to increase. To combat these rising transportation costs, we are actively pursuing several options, including purchasing our own fleeted trucks, distributing in a 500 mile radius of our plants, and other creative options with our distributors and retailers. We anticipate that through these and other options that we will be able to reduce our freight costs by up to 50%. In conjunction with our distributing within a 500 mile radius of our plants, we plan to research the possibility of expanding our operations with other plants in strategic locations.

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

Going Concern

The unaudited interim financial statements presented in this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the periods ended March 31, 2005 and 2004, the Company incurred losses from operations of $1,802,186 and $5,332,289, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. It is management's plan to finance its operations for the foreseeable future primarily through capital raised through financing options in the investment community and by increasing its revenues through its current and new customers. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

Results of Operations

By the end of fiscal year 2004, we began the initial test production runs in our new facilities. These facilities are located in Jacksonville, Florida; Magnolia, Mississippi; and Phoenix, Arizona. These three facilities had in total 6 bottling lines in place at the end of the first quarter of 2005. Currently only our Arizona facility is producing product. The Florida facility is targeted to be in production by the 2nd quarter of 2005. Subsequent to the quarter ended March 31, 2005, we have been locked-out of our Mississippi facility by the landlord. Our management is unaware of any reason for the landlord lock-out and is currently working to either resolve this issue with the landlord or relocate the facility to another part of Mississippi. Further, because none of the equipment located within the Mississippi plant is owned by us, we will be coordinating this issue with the owner of the equipment, owned by our chief executive officer and other non-related parties, we are currently exploring opportunities to open a bottling facility in Honolulu, Hawaii sometime in 2005.

The initial three facilities, when operational, are anticipated to commence production with the ability to produce in total between 3,000 and 4,000 truckloads of beverage monthly. We believe that our cost to produce our products will be less in our new production facilities than what we experienced in using third parties; however, we plan to continue to use the co-packing arrangements currently in place to supplement our production needs. We believe this new production capacity will be sufficient to meet the demands for our products. Most of the set up costs for these facilities have been paid for and the remaining balance is expected not to exceed $250,000.

In the first quarter of 2005, we had negative cash flow from operations of $1,340,903 compared to $1,246,259 in the first quarter of 2004. In the first quarter of 2004, we raised $4,703,074 from the sale of common stock, and the exercise of warrants, which exceeded cash used in operations.

Gross profit for the first quarter of 2005 was $129,095 (14% of net sales), compared to gross profit of $5,766 (2% of net sales) in the comparable period in 2004. Gross profit increased in the first quarter of 2005 compared to the first quarter of 2004 as a result of us not having to pay for slotting fees or other promotional goods in the first quarter of 2005. Gross profit in 2004 was reduced by slotting fees, paid directly or indirectly to customers (such as Safeway and Vons) for shelf space in their stores for our products, and the cost of promotional goods totaling $125,985 (29% of gross sales) in the three-month period in 2004.

Operating expenses for the three-month periods in 2005 and 2004 exceeded the gross profit generated on our sales due to costs associated with developing the infrastructure necessary to support our expected sales growth and legal, accounting and consulting costs. Management plans to use aggressive sales promotions, including offering free samples at retail locations, to increase sales of our products.

In the first quarter of 2005, we entered into an agreement to purchase from Colorado River Distributors, LLC, the distribution rights of their Nevada Division for an amount of $103,000. In addition to purchasing the distribution rights, we purchased the existing inventory of their Nevada Division for $55,216.29. Colorado River Distributors has distributing agreements for the paper products of Arrowhead Water, Coca Cola, Gatorade, and Tropicana. Upon this acquisition, we established a new subsidiary; C.R.D. of Nevada, in which we incorporated the operations of Colorado River Distributors' Nevada Division and consolidated the business with our current operations in Las Vegas, Nevada. This agreement allows us to expand our operations to distributing and we will now supply beverage products to over 450 new accounts, including; CVS Pharmacy, Walgreens, Savon Drugs, Vons Food & Drug and a number of other major retailers in the Las Vegas, Nevada area.

We had anticipated to launch a new product line of mixers and commence sales during the fourth quarter of 2004. Since we were unable to obtain Splenda for this new product, we were unable to follow through with the actual sales of the products. We have already implemented an alternative substitute in the first quarter of 2005 and anticipate no further slowdown in this area.

Revenues
	For the period	For the period
	ended March 31,	ended March 31,	Increase/(decrease)
	2005	2004	$	%
Revenue	$907,310	$322,915	$584,395	181%%

During the first quarter 2005, we recorded net sales of $907,310 compared to net sales of $322,915 in the comparable period of 2004. The increase of $584,395, or 181%, in the three-month period in 2005 compared to the same period in 2004 is due to the sales associated with the acquisition of Colorado River Distributors ($112,081) and the increase in sales to our existing and new customers.

We have two major products excluding the products sold by the recently acquired Colorado River Distrbutors: the Hawaiian Tropic brand, with net sales during the first quarter of 2005 of $387,804, and our lines of Geyser beverages, which include Geyser Sport, Geyser Fruta, and Geyser Fruit. Net sales of Geyser beverages during the first quarter of 2005 were $407,425. The products sold through our Colorado River Distributors subsidiary include our Hawaiian Tropic and Geyser product lines, as well as paper products for Arrowhead Water, Coca-Cola, Gatorade, and Tropicana. We sold directly to customers with 20,000 to 25,000 retail locations as of March 31, 2005. We do not as yet have sufficient operating history to determine if we will experience seasonal fluctuations in the sales of our products.

Cost of Sales

	For the period	For the period
	ended March 31,	ended March 31,	Increase/(decrease)
	2005	2004	$	%
Cost of goods sold	$778,215	$315,149	$461,066	145%
Gross profit	$129,095	$5,766	$123,329	2,138%
Gross profit % of revenue	14%	2%		12%

Gross Profit

In the first quarter of 2005, we realized a gross profit of $129,095, or 14% of net sales. In comparison to first quarter 2004, we had a gross profit of $5,766, or 2% of net sales. This increase of profit was a result of a reduction in slotting fees from $117,526 in the first quarter of 2004 to $0 in the first quarter of 2005.

We were able to maintain profit margins, excluding slotting fees and the cost of promotional goods, totaling $129,095, or 14% of gross sales, in the first quarter 2005 compared to $125,985, or 29% of gross sales, in the first quarter of 2004. We were able to maintain profit margins in total despite increased minimum royalty on our Hawaiian Tropic products from $30,000 in the first quarter of 2004 to $50,000 in the first quarter of 2005, and higher freight costs of $84,468 ($135,604 in 2005 versus $51,136 in 2004). These two items totaled 11% of net sales in the first quarter of 2005 and accounted for the reduction in profit margin percentages.

Freight costs represented 14% of gross sales in the first quarter of 2005 in comparison with 12% of gross sales in the same period of 2004. This increase in freight cost resulted from an increase in freight rates due to increased fuel costs and a broader distribution of our product in 2005 in comparison to 2004, as our current co-packers were located in upstate New York and Southern California while our customers are now national. Our own production facilities in the southeast, the south, and the southwest should mitigate some of the costs of freight to many of our geographically dispersed customers along with our plans to expand our sales efforts to areas that are within a 500 mile radius of any of our plants. At the time of this report, the Mississippi and Phoenix production facilities are producing products, and the Florida plant is targeted to be in production by the second quarter of 2005.

Operating Expenses
Increase/(decrease)
$	%
	For the period	For the period
	ended March 31,	ended March 31,	Increase/(decrease)
	2005	2004	$	%
Administrative expense Third Parties	$1,336,193	$785,077	$551,116	70%
Administrative expense Related Parties	$47,520	$367,715	$(320,195)	(87)%
Administrative Expense (Paid in Stock) Third Parties	$189,100	$3,911,129	$(3,722,029)	(95)%
Administrative Expense (Paid in Stock) Related Parties	$0	$179,000	$(179,000)	100%
Total Operating Expenses	$1,572,813	$5,242,921	$(3,670,108)	(70)%

Total general and administrative expenses, excluding depreciation and amortization, was $1,572,813 for the first quarter of 2005 as compared to $5,242,921 for the same period in 2004. This resulted in a decrease of $3,670,108 or a 70% decrease.

The decrease in general and administrative expenses can be analyzed by two major categories: expenses related to payments by cash, and expenses related to payments by stock and warrants. Total general and administrative expenses related to payments by cash for the first quarter of 2005 were $1,383,713, while general and administrative expenses related to payments by cash in 2004 were $1,152,792. The difference from 2005 to 2004 is $230,921 or a 20% increase. The primary reasons for the variance was the increase in the general and administrative expenses related to the three new production facilities, and included increases in expenses such as payroll, contract labor, rent, insurance, and repairs and maintenance.

General and administrative expenses related to payments by stock and warrants were $189,100 in the first quarter of 2005 as compared to $4,090,129 for the same period in 2004. The amount in 2005 includes the value of warrants issued to Laurus Master Fund of $114,000 and represents the amortization of stock issued in a prior period from services rendered in the current period. The decrease was $3,901,029, or 95%. In 2004, we used stock as compensation for services as a means of preserving cash. When and if positive cash flows from operations are generated, we anticipate that the use of this strategy will continue to lessen.

General and administrative expenses for the first quarter of 2005 also included professional fees other than those for stock of $341,683 and $164,887 in the first quarter of 2004. The increase in 2005 relates to legal and consulting fees associated with trademark applications, and litigation related to trademarks, prior securities transactions, and product disputes.

In the first quarter of 2005, we incurred $164,363 in the amortization of loan fee costs. There were no comparable amounts in 2004. Personnel costs were $301,127 in the first quarter of 2005 versus $161,621 in the same period of 2004. Rent expense for the first quarter of 2005 was $132,397 as compared to $32,231 in the same period in 2004. Also, during each of the first quarters of 2005 and 2004, we incurred $60,000 for officers' compensation.

We believe that the costs of professional services will decrease in future years.

General and Administrative - Related Parties

American Water Star has entered into contracts with Camelot, Ltd., and D.A.M.E. Inc., entities which are controlled by, Donna Mohlman, the former wife of our Chairman, Chief Executive Officer and largest stockholder. American Water Star had contracts with Darwin Software, which at the time was also controlled by Donna Mohlman. However, Ms. Mohlman no longer has any ownership in Darwin Software but American Water Star continues to use the services of Darwin. The agreements with Camelot initially included rental services of equipment and leased employee costs for the beginning quarters of 2004. Camelot has also provided bottling and office equipment for American Water Star. Agreements with Darwin have been for product development. Additionally, the agreements with D.A.M.E. have provided rental equipment, advertising consulting and marketing services for American Water Star.

Entities that have a relationship with the Company's Chairman/ CEO were paid the following by the Company:

	For the Three-Month Period Ended March 31, 2005	For the Three-Month Period Ended March 31, 2004
Product development	$ 0	$ 142,489
Rents on equipment and facilities under sublease arrangements	47,520	85,550
Leased employee cost	0	161,764
Lease payments of equipment under capital lease	138,580	0
Raw Materials	0	369,728
Cash Advances/Repayments	0	254,963
Total	$ 186,100	$ 1,014,494

Net Loss
	For the period	For the period
	ended March 31,	ended March 31,	Increase/(decrease)
	2005	2004	$	%
Net loss	$1,802,186	$5,332,289	$ (3,530,103)	(66%)

Net loss was $1,688,186 for the first quarter of 2005 compared to net loss of $5,332,289 in 2004. The reduction in net loss is primarily the result of a decrease in the stock issued for services rendered from 2004 to 2005. This decrease was $3,530,103.

Since inception we have recorded losses that would provide a future tax benefit of approximately $7,400,000 as of March 31, 2005. A valuation allowance for the full amount of the tax benefit was established based on the lack of a history of earning pretax income.

New Age Dividend Spin-off

In December of 2003, our Board of Directors declared a dividend to stockholders of record on March 15, 2004, in the form of all of the common stock of New Age Packaging, Inc., formerly known as American Distributing and Packaging, Inc. ("NAP"). As of March 31, 2005, NAP had assets totaling $1,336,723, including cash of $22,373, equipment of $1,082,000, and liabilities totaling $2,844,240, including capital lease obligations of $1,013,483 and $1,500,000 due to our Chairman, Chief Executive Officer and largest stockholder. NAP had no revenues and incurred expenses totaling $41,186 and $10,000 for the first three-month periods of 2005 and 2004, respectively. The distribution of the NAP shares is expected to occur in 2005. The anticipated business model for NAP is not compatible with our current operations and we believe that the divestiture will have little impact on our future operations. As a part of our "Separation and Distribution Agreement" relating to the spin-off of NAP, to our stockholders of record on March 15, 2004, NAP agreed to transfer to American Water Star equipment valued at $1,031,662.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company's ability to meet potential cash requirements. The Company has historically met its capital requirements through cash flows from operations, borrowings from our CEO and majority stockholder, and borrowings from third parties and the issuance of equity securities.

As of March 31, 2005, we had negative working capital of $2,843,580 compared to working capital of $1,357,269 as of December 31, 2004, a decrease of $4,200,849. The Company is currently in default of the long-term debt instrument with Laurus, which has resulted in the entire loan being classified as a current liability. The amount of the reclassification from long-term debt to current debt was $3,127,673. This amount along with the cash used in operations ($1,340,903) and a partial offset by a $200,000 loan from our Chairman and Chief Executive Officer resulted in the decease of working capital.

Net cash used in operating activities in the first quarter of 2005 was $1,340,903 as compared to $1,246,259 in prior period of 2004, an increase of $94,644. The increase in cash used in operating activities is primarily due to an overall increase in operational expenses during 2005 as discussed further in our results of operations.

Net cash used in investing activities for the first quarter of 2005 was $30,401, as compared to $171,343 in 2004, a decrease of $140,942. The decrease from 2005 to 2004 is a result of less purchases of equipment being made in 2005 over 2004.

Net cash provided by financing activities for the first quarter of 2005 was $200,000, compared to $4,163,382 in prior period of 2004, a decrease of $3,963,382. Our financing has generally come through three different sources: private placements, capital lease obligations, and a loans from unrelated and related parties. In the first quarter of 2005, we received $200,000 in funding from a loan to the Company from our Chairman and Chief Executive Officer. This compares to approximately $4.7 million received in the first quarter of 2004 through the proceeds from the issuance of common stock and the exercise of warrants.

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

On February 28, 2005 Laurus agreed to waive each Event of Default which may have arisen under Section 4.1 of the Term Note signed in October 2004. In consideration of the waivers we agreed to (i) pay Laurus the unpaid interest accrued under the Term Note and (ii) issue a new five year warrant to Laurus to purchase an additional 1,500,000 shares of the common stock with an exercise price of $0.50 per share. We further agreed to register the additional warrant in the next Registration Statement, filed by the us but no later than six (6) months from the execution of this additional warrant. As part of this agreement the liquidated damages of our previous Registration Agreement from October 2004, resumed on April 15, 2005 with respect to the filing of the registration statement, and resumed on May 1, 2005 with respect to the effectiveness of such registration statement. Pursuant to the Registration Agreement, if the registration statement is not timely filed, or declared effective within the timeframe described, or if the registration is suspended other than as permitted, in the Registration Rights Agreement, we will be obligated to pay Laurus a fee equal to 2.0% of the original principal amount of the Note for each 30 day period (pro rated for partial periods) that such registration conditions are not satisfied. At the time of this report we have not complied with these timeframes and may be subject to such penalties. As of the date of this filing, we are currently in default under the provisions of the agreements with Laurus. Management has been in discussions with Laurus in an attempt to rectify this situation. Any failure to negotiate a resolution to this default may have a material impact on our operations, as all of our assets are pledged to Laurus as collateral under the Note.

During much of 2004, we also had an agreement to factor a majority of our receivables although, such arrangements ceased as of December 31, 2004. We anticipate pursuing another factoring agreement in 2005 assuming we can obtain favorable terms. We believe we will need approximately $6,000,000 in the next twelve months for operational cash flow requirements, $250,000 for equipment capital expenditures and $3,500,000 for implementing our plans to open a facility in Hawaii. The Company will continue to rely on its capital requirements through cash flows from operations, borrowings from our CEO and majority stockholder, and borrowings from third parties and issuance of equity for the next twelve months. During the three months ended March 31, 2005, the Company's CEO and majority stockholder loaned the Company $200,000 and subsequent to the quarter end, he has loaned us approximately an additional $300,000. However, there is no assurance that the CEO and majority stockholder will be able continue to provide borrowings to the Company or will we be successful in raising needed capital through borrowings from third parties and/or issuance of equity.

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

Trade Accounts Receivable

We record trade accounts receivable at the net realized value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based upon on our history of write-offs, level of past due accounts based upon the contractual terms of the receivables and our relationships with and economic status of our customers.

Inventories

Inventories consist primarily of raw materials, supplies, concentrates, and syrups and are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods.

Stock-Based Compensation

Common stock, warrants, options issued for services by non-employees is accounted for based upon the fair market value at the date the services are performed. If the services are to be performed over a period of time, the value is amortized over the life of the period that services are to be performed.

Property, Plant, Equipment

We state property, plant, and equipment at cost and depreciate such assets principally by the straight-line method over the estimated useful lives of the assets. Management assesses the recoverability of the carrying amount of the property, plant, and equipment if certain events or changes occur, such as a significant decrease in market value of the assets or a significant change in the business conditions in a particular market. The estimated useful lives of the assets or the lease term based upon the following life expectancy:

Computer equipment	5 years
Software	3 years
Office furniture and equipment	7 years
Bottling equipment	7-10 years
Leasehold improvements	Life of lease

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

Long-Lived Assets

We review the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of the capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

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

If we do not achieve profitability, our business may not grow or continue to operate. In order to become profitable, we must increase our revenues and/or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded a net loss of $1,688,186 for the quarter ended March 31, 2005 and for the three months ended March 31, 2005, we had an accumulated deficit of $25,032,490. We could incur net losses for the foreseeable future. We will need to generate additional revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We may require additional funds to operate in accordance with our business plan.

We may not be able to obtain additional funds that we may require. We do not presently have adequate cash from operations or financing activities to meet either our long-term or current working capital needs. Our operations have been financed to date through debt and sales of our equity.

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

We are largely dependent on Roger Mohlman, our President and CEO, for specific proprietary technical knowledge and specialized market knowledge. Our intellectual property and our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Mohlman. Upon such occurrence, unforeseen expenses, delays, losses, and difficulties may be encountered. Further, Mr. Mohlman has been a significant source of funds for our operations, loaning $200,000 to us in the three months ended March 31, 2005. Any inability of Mr. Mohlman to continue to loan us funds for operations may have a material adverse impact on our operations.

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

RISKS ASSOCIATED WITH LAURUS FINANCING

We have substantial indebtedness to Laurus Master Fund, Ltd. which is secured by all of our assets and a stock pledge of our subsidiary, All-Star Beverages, Inc. We are currently in default under the terms of the agreements with Laurus and if the default continues under the secured note issued to Laurus, Laurus may foreclose on our assets and we may be forced to curtail our operations or sell some of our assets to repay the note.

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

  Failure to timely deliver our shares of common stock upon conversion; and

  Change in the controlling ownership.

  We are currently in default under the terms of the Laurus note due to the inability to pay interest and principal due under the note in addition to our common stock being suspended from trading on the American Stock Exchange. Further, we may be in default under other provisions of the Laurus note due to representations made in the agreements and our receipt of funds from Roger Mohlman, our chief executive officer and president. In the event we do not cure the events of default with Laurus, Laurus may enforce its rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities. If this were to happen, our operations would be severely impacted, enough so that we may be forced to discontinue operations until alternate financing were in place.

  There can be no assurance that we will satisfy all of the conditions of the agreements executed in the private placement with Laurus.

  Pursuant to the terms of certain agreements, we are subject to a condition subsequent to obtain an effective registration statement permitting the resale of common stock issued upon the exercise of the conversion rights of the purchaser and the exercise of the warrants by the purchaser on or before one hundred (100) days. We have failed to obtain effectiveness of our registration statements in the time frame allotted by Laurus. Our failure to satisfy this condition subsequent constitutes a default.

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

  RISK FACTORS RELATING TO OUR COMMON STOCK

  Trading in our common stock has been halted by the AMEX due to our non-compliance with the continued listing standards of AMEX. We believe we will meet the continued listing requirements upon filing of this Quarterly Report, however, if we do not our common stock may be delisted from AMEX.

  On April 18, 2005, AMEX halted trading of our common stock due to our inability to timely file our annual report on Form 10-KSB, which meant we were no longer in compliance with AMEX's continued listing standards set forth in Sections 134 and 1101 of the AMEX Company Guide. We subsequently filed our Form 10-KSB, however this quarterly report was not filed timely, resulting in our continued non-compliance with AMEX's continued listing standards. If we are not in compliance with the continued listing standards by July 11, 2005 or do not make progress consistent with a plan submitted to AMEX, then AMEX staff will initiate delisting proceedings. If our common stock were to be delisted from the AMEX, stockholder liquidity would be extremely impacted as our common stock would most likely begin trading on the over-the-counter bulletin board or other quotation system.

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

  Item 3. Controls and Procedures.

  We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report, Roger Mohlman, our President and Chief Executive Officer, and Daniel Beckett, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Mohlman and Mr. Beckett concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  As a result of having to amend the Form 10-QSBs for the first three quarters of 2004, an increase of consulting expenses, a change in the net loss, and a change in loss per share will all be affected. On June 17, 2005, we filed the amended Form 10-QSB for the quarter ended March 31, 2004.

  PART II--OTHER INFORMATION

  Other Items

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

  In addition to the acceptance of our plan by AMEX on May 26, 2004, we were notified by AMEX of our continued non-compliance with their listing standards as set forth in Section 134 and 1101 of the AMEX Company Guide for failure to file our Form 10-QSB for the period ended March 31, 2005. AMEX required us to submit a plan by June 8, 2005 advising of action we had taken or planned to take to bring AMW into compliance. If we are not in compliance with the continued listing standards by July 11, 2005 or do not make progress consistent with our plan, then AMEX staff will initiate delisting proceedings. On June 8, 2005 we submitted a plan to AMEX and on June 17, 2005 we were notified that our plan had been accepted.

  Item 1. Legal Proceedings.

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

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

  Item 3. Defaults Upon Senior Securities.

  Effective October 26, 2004, we concluded a $5 million debt financing with Laurus Master Fund, Ltd. and issued a three-year term note, with monthly payments of interest commencing on December 1, 2004, and monthly principal payments commencing on February 1, 2005. On February 28, 2005 Laurus agreed to waive each Event of Default which may have arisen under Section 4.1 of the Term Note signed in October 2004. As part of this agreement the liquidated damages of our previous Registration Agreement from October 2004, resumed on April 15, 2005 with respect to the filing of the registration statement, and resumed on May 1, 2005 with respect to the effectiveness of such registration statement. Pursuant to the Registration Agreement with Laurus, if the registration statement is not declared effective within the timeframe described, or if the registration is suspended other than as permitted, in the Registration Rights Agreement, we will be obligated to pay Laurus a fee equal to 2.0% of the original principal amount of the Note for each 30 day period (pro rated for partial periods) that such registration conditions are not satisfied. At the time of this report we have not complied with these timeframes and may be subject to such penalties.

  We are currently in default under the terms of the Laurus note due to the inability to pay interest and principal due under the note in addition to our common stock being suspended from trading on the American Stock Exchange. Further, we may be in default under other provisions of the Laurus note due to representations made in the agreements and our receipt of funds from Roger Mohlman, our chief executive officer and president. In the event we do not cure the events of default with Laurus, Laurus may enforce its rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities. If this were to happen, our operations would be severely impacted, enough so that we may be forced to discontinue operations until alternate financing were in place.

  Item 4. Submission of Matters to a Vote of Security Holders

  None.

  Item 5. Other Information.

  None.

  Item 6. Exhibits

  Exhibits
31.1	Certification of the Chief Executive Officer and President pursuant to rule 13a-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer and by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  AMERICAN WATER STAR, INC.

  (Registrant)

  By: /s/ Daniel Beckett

        Daniel Beckett, Chief Financial Officer

        (On behalf of the registrant and as

        principal accounting officer)

  Date: June 23, 2005