Form 10QSB/A
period 2004-06-30
AMERICAN WATER STAR  INC
filed 2005-08-12
CIK 1041580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 (Amendment #1)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                --------------

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-32220
                                              ----------

                            AMERICAN WATER STAR, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                           87-0636498
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                             Identification No.)

                           4560 S. Decatur, Suite 301
                             Las Vegas, Nevada 89103
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 740-7036
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

The number of shares of Common Stock, $0.0001 par value, outstanding on August 13, 2004, was 78,118,969 shares.

Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                            AMERICAN WATER STAR, INC.
                              FOR THE QUARTER ENDED
                                  JUNE 30, 2004

                                 Index to Report
                                 on Form 10-QSB

PART I

                                                                         Page(s)
                                                                         -------

Item 1.    Financial Statements
           Consolidated Balance Sheet as of June 30, 2004 (Unaudited)        3
           Consolidated Statements of Operations for each of the
           Three-Month and Six-Month Periods Ended June 30, 2004 and
           2003 (Unaudited)                                                  4
           Consolidated Statements of Cash Flows for the Six-Month
           Periods Ended June 30, 2004 and 2003 (Unaudited)                  5
           Notes to Consolidated Financial Statements.(Unaudited)            7
Item 2.    Management's Discussion and Analysis and Plan of Operation       13
Item 3.    Controls and Procedures                                          31

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                32
Item 2.    Changes in Securities                                            33
Item 3.    Defaults Upon Senior Securities                                  36
Item 4.    Submission of Matter to a Vote of Security Holders               36
Item 5.    Other Information                                                36
Item 6.    Exhibits and Reports on Form 8-K                                 37
           Signatures                                                       39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 American Water Star, Inc. and Its Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  June 30, 2004

                                     ASSETS
Current assets:
  Cash                                                    $  1,744,689
  Accounts receivable                                          337,306
  Inventories                                                 3,200797
  Notes receivable                                              70,000
  Due from related party                                       143,444
  Prepaid expenses and other                                    43,841
                                                          ------------
    Total current assets                                     5,540,077
                                                          ------------

Property, plant and equipment, net of accumulated
 depreciation of $484,128                                    3,783,550
                                                          ------------

Other assets:
  Bottling and other equipment held for future use           3,818,151
  Intangible assets                                            362,980
  Deposits and other                                           126,275
                                                          ------------
    Total other assets                                       4,307,406
                                                          ------------

Total assets                                              $ 13,631,033
                                                          ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable and other accrued expenses             $    484,154
  Advances from the Company's Chairman, Chief Executive
   Officer and largest stockholder                             227,000
  Due to related party                                       1,046,258
                                                          ------------

Total current liabilities                                    1,757,412
                                                          ------------

Commitments and contingencies

Stockholders' equity:

  Preferred stock, $0.0001 par value, 20,000,000 shares
   authorized, of which 4,100,000 are designated as
   Series A preferred convertible stock                             --
  Common stock, $0.0001 par value, 150,000,000 shares
   authorized, 77,547,540 shares issued and outstanding          7,755
  Additional paid in capital                                28,508,991
  Stock subscription receivable                                (23,625)
  Unearned consulting and legal services                    (1,729,021)
  Accumulated deficit                                      (14,890,479)
                                                          ------------

Total stockholders' equity                                  11,873,621
                                                          ------------
Total liabilities and stockholders' equity                $ 13,631,033
                                                          ============


    The accompanying notes are an integral part of the financial statements.

                 American Water Star, Inc. and Its Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
 For Each of the Three-Month and Six-Month Periods Ended June 30, 2004 and 2003

                                    For the Three-Month Period Ended   For the Six-Month Period Ended
                                     ------------------------------    ------------------------------
                                     June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                     -------------    -------------    -------------    -------------
Sales                                $   1,857,962    $     978,563    $   2,298,403    $   1,764,642
  Less: slotting fees                      174,021               --          291,547               --
                                     -------------    -------------    -------------    -------------

Net sales                                1,683,941          978,563        2,006,856        1,764,642
Cost of sales                            1,077,330          670,434        1,394,479        1,076,483
                                     -------------    -------------    -------------    -------------

Gross profit                               606,611          308,129          612,377          688,159
                                     -------------    -------------    -------------    -------------

Operating expenses:
  General and administrative             2,840,913          365,164        7,311,757        1,590,562
  General and administrative -
    related parties                        328,613               --        1,117,340               --
  Depreciation and amortization             65,680           37,917          144,164           30,684
                                     -------------    -------------    -------------    -------------

      Total operating expenses           3,235,206          403,081        8,573,261        1,621,246
                                     -------------    -------------    -------------    -------------

Net loss from operations                (2,628,595)         (94,952)      (7,960,884)        (933,087)
                                     -------------    -------------    -------------    -------------

Interest (expense)                         (26,026)        (133,452)         (26,026)        (159,649)
                                     -------------    -------------    -------------    -------------

Net loss                             $  (2,654,621)   $    (228,404)   $  (7,986,910)   $  (1,092,736)
                                     =============    =============    =============    =============

Net loss per common share - basic
and diluted                          $       (0.03)   $       (0.01)   $       (0.11)   $       (0.03)
                                     =============    =============    =============    =============

Weighted average number of shares
outstanding - basic and diluted         76,554,504       34,518,499       72,825,860       33,158,107
                                     =============    =============    =============    =============


    The accompanying notes are an integral part of the financial statements.

                 American Water Star, Inc. and Its Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
         For Each of the Six-Month Periods Ended June 30, 2004 and 2003

                                                             For the Six-Month Period Ended
                                                             ------------------------------
                                                             June 30, 2004    June 30, 2003
                                                             -------------    -------------
Cash flows from operating activities:
  Net loss                                                   $  (7,986,910)   $  (1,092,736)
    Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
       Depreciation and amortization                               175,999          200,883
       Stock issued for services                                 5,060,968          966,759
       Amortization - deferred  costs                               33,279           99,856
    Decrease (increase) in assets:
       Accounts receivable                                        (312,465)      (1,021,313)
       Inventories                                                (241,012)          65,539
       Deposits and other assets                                  (123,615)         (40,200)
    Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                        99,271          505,333
       Advances from (repayments to) the Company's
        Chairman, Chief Executive Officer and largest
        stockholder, net                                           (94,510)          69,600
                                                             -------------    -------------

Net cash used in operating activities                           (3,388,995)        (246,279)
                                                             -------------    -------------

Cash flows used in investing activities:
    Purchase of land and building - third parties               (2,366,470)              --
    Purchase of equipment from third parties                      (113,535)         (45,850)
    Purchase of equipment from related parties                     (32,881)
    Purchase of equipment from third parties - held for
future use                                                         (70,869)              --
    Purchase of equipment held for future use -
     related party                                              (1,488,711)              --
    Intangible assets                                             (135,000)              --
    Issuance of notes receivable                                   (35,000)          (4,550)
                                                             -------------    -------------

Net cash used in investing activities                        $  (4,242,466)   $     (50,400)
                                                             -------------    -------------


     The accompanying notes are an integral part of the financial statements

                 American Water Star, Inc. and Its Subsidiaries
                       Consolidated Statements Cash Flows
                                   (Unaudited)
         For Each of the Six-Month Periods Ended June 30, 2004 and 2003

                                                    For the Six-Month Period Ended
                                                    -----------------------------
                                                    June 30, 2004   June 30, 2003
                                                    -------------   -------------
Cash flows provided by financing activities:
  Proceeds from issuance of common stock            $   7,282,801   $      11,250
  Proceeds from exercise of warrants                    1,011,886              --
    Net proceeds on advances from related parties         360,067         193,336
    Net proceeds on convertible bonds                          --          50,000
                                                    -------------   -------------

Net cash provided by financing activities               8,654,754         254,586
                                                    =============   =============

Net increase (decrease) in cash                         1,023,293         (42,093)

Cash - beginning of period                                721,396          85,990
                                                    -------------   -------------

Cash - end of period                                $   1,744,689   $      43,897
                                                    =============   =============


Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During the quarter ended June 30, 2004, the Company issued stock to former owners of a beverage company valued at approximately $228,000 in connection with an asset acquisition.

During the quarter ended June 30, 2003, the Company's Chairman, Chief Executive Officer and largest shareholder exchanged inventory with the predecessor cost of $1,253,355 for 15,666,934 shares of common stock, the fair value of the shares issued.

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

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               As of June 30, 2004
 And For Each of the Three-Month and Six-Month Periods Ended June 30, 2004 and
                                      2003
                                   (UNAUDITED)

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

2.    DETERMINATION OF INTERIM PERIOD COST OF SALES

The Company utilized as estimated gross profit margin method to determine the interim period's cost of sales.

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

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               As of June 30, 2004
  And For Each of the Three-Month and Six-Month Periods Ended June 30, 2004 and
                                      2003
                                   (UNAUDITED)

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

Amortization expense related to website and tenant improvements was $37,414 and $35,980 for the three-month periods ended June 30, 2004 and 2003 and $73,394 and $71,960 for the each of the six-month periods ended June 30, 2004 and 2003, respectively.

4.    RELATED PARTY TRANSACTIONS

Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer and largest stockholder provided the following to the Company in 2004:

Services:

                                               For the         For the
                                             Three-Month      Six-Month
                                            Period Ended    Period Ended
                                            June 30, 2004   June 30, 2004
                                            -------------   -------------
      Product development                   $      61,032   $     203,521
      Rents on equipment  and  facilities
       under sublease arrangements                296,436         381,986
      Leased employee cost                        117,688         279,452
      Cash Advances/Repayments                    214,000         468,963
                                            -------------   -------------
      Raw Materials                                    --         369,728
                                            =============   =============
      Total                                 $     689,156   $   1,703,650
                                            =============   =============


These entities sold bottling and office equipment to the Company for $1,365,147 and $1,564,911 in the three-month and six-month periods ended June 30, 2004, respectively. There were no amounts paid to related parties for purchases of bottling and other office equipment or for services during the three-month and six-month periods ended June 30, 2003.

During the first quarter of 2003, the Company exchanged $162,307 of demand notes payable into 676,278 shares of common stock. The notes were held by the Company's

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               As of June 30, 2004
  And For Each of the Three-Month and Six-Month Periods Ended June 30, 2004 and
                                      2003
                                   (UNAUDITED)

Chairman, Chief Executive Officer and largest stockholder and were converted at the fair market value of the Company stock at the time of conversion.

During the second quarter of 2003, the Company issued 15,666,934 shares of its common stock to its Chairman, Chief Executive Officer and largest stockholder in exchange for inventory with predecessor cost of $1,253,355. The fair value of the shares issued equaled the predecessor cost of the inventory. The Company also sold 1,151,875 shares of its common stock to entities controlled by its Chairman, Chief Executive Officer and largest stockholder for $92,150, the fair value of the shares at the date of the sale.

5.    CAPITAL STOCK TRANSACTIONS

During the first quarter of 2004, the Company:
----------------------------------------------

Sold 9,109,242 shares of its common stock and issued warrants to purchase 8,888,888 shares of its common stock for net proceeds of $7,689,975. Of this amount, $3.6 million was received in May 2004.

Issued 1,906,746 shares of its common stock for services. The fair value of these shares at the date of issuance was $3,643,972.

Issued 1,641,627 shares of its common stock upon exercise of warrants. The proceeds upon these exercises were $765,135 of which $23,625 had not been received by June 30, 2004. This amount is recorded as subscription receivable.

Retired 54,168 shares of its common stock upon settlement of disputes of the predecessor company.

During the second quarter of 2004, the Company:
-----------------------------------------------

Issued 200,000 shares of its common stock as partial consideration for the acquisition of the assets of Sunset Bottling Company. Total consideration received was $220,000.

Issued 425,517 shares of its common stock upon exercise of warrants. The proceeds from the exercise of these warrants were $217,875.

Issued 876,600 shares of its common stock for services. The fair value of these shares at the date of issuance was $999,750.

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               As of June 30, 2004
  And For Each of the Three-Month and Six-Month Periods Ended June 30, 2004 and
                                      2003
                                   (UNAUDITED)

Issued warrants to purchase 1,000,000 of its common stock for services. The warrants have a one year life, are exercisable at $1.28 per share, and had a fair value at the date of issuance of $630,000.

During the first quarter of 2003, the Company:
----------------------------------------------

Exchanged $162,307 of demand notes payable into 676,278 shares of common stock. The convertible notes were held by a the Company's Chairman, Chief Executive Officer and largest stockholder and were converted at the fair value of the shares at the date of the conversion.

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

During the second quarter of 2003, the Company:
-----------------------------------------------

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

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               As of June 30, 2004
  And For Each of the Three-Month and Six-Month Periods Ended June 30, 2004 and
                                      2003
                                   (UNAUDITED)

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

                 AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               As of June 30, 2004
 And For Each of the Three-Month and Six-Month Periods Ended June 30, 2004 and
                                      2003
                                   (UNAUDITED)

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

      Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

      o     Unexpected delays in completion of bottling facilities;

      o Unexpected weather conditions, such as hurricanes or tropical storms, that may delay commencement or impact operations of bottling facilities;

      o     Inability of co-packers to meet production requirements;

      o     Interruption of critical packaging materials and/or flavorings;

      o Unavailability of critical production ingredients such as sweeteners and plastics;

      o     Unanticipated production and/or delays in fulfillment of orders;

      o Slower than anticipated sales of our products and/or increased competition; and

      o     Greater than expected slotting fees and promotional goods.

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

      In February 2004 we acquired the assets of Sunset Bottling Company ("Sunset"), the site of our Jacksonville, Florida production facility. The cost of these assets totaled $355,000, consisting of $135,000 cash paid to Sunset and issued 200,000 shares of our common stock valued at $220,000. In July 2004, we sold the private label water business acquired in the Sunset transaction for $250,000. This sale provides for the buyer to pay us $1.00 for each case of water sold to private label customers until the purchase price has been paid or until July 2009, whichever occurs first. We will record payments received as a reduction of the intangible asset recorded as a result of the Sunset asset acquisition.

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

Results of Operations

      During the first six months of 2004, we had negative cash flow from operations of $3,388,995 and in the first six months of 2003 we had negative cash flow from operations of $246,279. During the first two quarters of 2004, we raised $8,294,687 from the sale of common stock and exercise of warrants, which exceeded cash used in operations.

      During the second quarter and first two quarters of 2004, we had $606,611 (36% of net sales) and $612,377 (31% of net sales), respectively, compared to gross profits of $308,129 (31% of net sales) and $688,159 (39% of net sales), respectively, in the comparable periods of 2003. Gross profit amounts in 2004 were reduced by slotting fees and the cost of promotional goods totaling $203,066 (11% of gross sales) and $333,372 (15% of gross sales) in the three- and six-month periods in 2004. There were no comparable amounts in 2003. These amounts were paid directly or indirectly to customers (such as Safeway and Vons) for shelf space in their stores for our products. We expect these costs to continue and most likely will increase as we continue to increase the number of retail locations in which our products are offered for sale to the public. The increase in gross profit during the second quarter of 2004 compared to the second quarter of 2003 is primarily a result of the increase in sales. In addition, our sales in 2004 were primarily to Wal-Mart and other retail customers where sales in 2003 were primarily to distributors. Sales prices to distributors are about 20% higher than sales prices to Wal-Mart and other retailers.

      Operating expenses for three and six-month periods in 2004 exceeded the gross profit generated on our sales due to costs associated with developing the infrastructure necessary to support our expected sales growth and legal, accounting and consulting costs. Management plans to use aggressive sales promotions, including offering free samples at retail locations, to increase sales of our products. The initial success of this strategy is evidenced by the large increase in the number of retail locations in which our products are carried and the initial order for our products from a large national retail organization to which $600,000 of products were delivered in April 2004. Total sales to this customer in the second quarter exceeded $1 million. We expect to continue to obtain new customers for our products in 2004 that would provide for continued significant increase in sales compared to the sales levels recorded to date in 2004.

Net Sales

      During the second quarter and the first two quarters of 2004, we recorded net sales of $1,683,941 and $2,006,856, respectively, compared to sales of $978,563 and $1,764,642 in the comparable periods in 2003. The increase of $705,378 and $242,214 in the three- and six-month periods in 2004 compared to the same period in 2003 results from new customers in 2004. Sales to a new, large retail customer in 2004 were approximately $1,028,000, all in the second quarter. In addition, net sales in the three- and six-month periods in 2004 were reduced by slotting fees and the cost of promotional goods totaling $203,066 (11% of gross sales) and $333,372 (15% of gross sales), respectively. There were no comparable amounts in 2003.

        We have two major products: the Hawaiian Tropic brand, with net sales during the three- and six-month periods in 2004 of approximately $1 million and $1,186,000, respectively, and our lines of Geyser beverages, which include Geyser Sport, Geyser Fruta, and Geyser Fruit. Net sales of Geyser beverages during the three- and six-month periods in 2004 were approximately $684,000 and $821,000, respectively.

      During the fourth quarter of 2003, we implemented our marketing program, which placed a high priority on market penetration and establishing distribution channels. This program involves aggressive use of promotional products and activities. We believe that the levels of promotional costs are higher than industry averages, but are necessary to be able to achieve our distribution and market penetration goals. The success of this strategy is evidenced by our increase in gross sales and the increase in the number of retail locations in which our products are available. We sold directly to customers with 400 retail locations as of December 31, 2003, which increased to approximately 11,000 retail locations as of July 31, 2004. We do not as yet have sufficient operating history to determine if we will experience seasonal fluctuations in the sales of our products.

Gross Profit

      Gross profit was $606,611 (36% of net sales and 33% of gross sales) and $612,377 (31% of net sales and 27% of gross sales) in the second quarter and the first two quarters of 2004 compared to gross profit of $308,129 (31% of gross and net sales) and $688,159 (39% of gross and net sales) in the same periods of 2003. Profit margins, excluding slotting fees and the cost of promotional goods totaling $203,066 (11% of gross sales) in the second quarter of 2004 and $333,372 (15% of gross sales) in the first two quarters of 2004, were comparable to the same periods in 2003. We were able to maintain profit margins despite increased minimum royalties on our Hawaiian Tropic products of $30,000 per quarter and higher freight costs of $224,333 (13% of net sales) and $296,597 (15% of net sales)in the three- and six- month periods in 2004. These two increases totaled 16% of net sales in the second quarter of 2004 and 18% of net sales in first two quarters of 2004. Freight costs represented 16% of gross sales in the second quarter of 2004 and 21% of gross sales for the first two quarters of 2004 in comparison with 3% in the second quarter of 2003 and 6% in the first two quarters of 2003. This increase in freight cost resulted from a broader distribution of our product in 2004 in comparison with 2003, as our current co-packers are located in upstate New York and Southern California while our customers are now national. During the balance of 2004, we expect to open our own production facilities in the southeast, the south, and the southwest, which should mitigate the costs of freight to many of our geographically dispersed customers.

General and Administrative - Third Parties

      General and administrative expenses - third parties were $2,694,370 in the second quarter of 2004 and $7,407,222 in the first two quarters of 2004 compared to $365,164 and $1,590,562 in the same periods in 2003. These amounts include consulting and legal services for stock of $970,839 and $5,060,968 in the three-and six-month periods in 2004 compared to $96,855 and $966,759 in the same periods in 2003. We used stock as compensation for services as a means to preserve cash. When and if positive cash flow from operations is generated, we anticipate that the use of this strategy will lessen, which we believe will result in a decrease in our cost of these expense.

      General and administrative expenses for 2004 also included professional fees other than those for stock of $487,625 and $689,465 in the three- and six-month periods in 2004, compared to $10,265 and $996,300 in the same periods of 2003. The increase in 2004 relates to legal and consulting fees associated with trademark applications, and litigation related to trademarks, prior securities transactions, and product disputes.

      Travel costs were $221,039 and $315,626 in the three-and six-month periods in 2004 compared to $99,147 and $150,799 in the same periods in 2003. Also during 2004 we incurred $60,000 in each quarter for officers' compensation compared to $30,000 during the same periods in 2003. We believe that the costs of professional services will decrease in future years; however, the travel costs associated with expanding our customer base and production capabilities will continue. Also in the second quarter of 2004 we incurred approximately
$85,000 in listing fees related to our common shares becoming listed on the American Stock Exchange.

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

      The following to chart further explains the Company in 2004 services and costs the entities have collectively provided to American Water Star:

                                                      For the         For the
                                                    Three-Month      Six-Month
                                                   Period Ended    Period Ended
                                                   June 30, 2004   June 30, 2004
                                                   -------------   -------------
      Product development                          $      61,032   $     203,521
      Rents on equipment and facilities under
      sublease arrangements                              296,436         381,986
      Leased employee cost                               117,688         279,452
      Consulting Services - Paid by issuance of
      stock (see below)                                       --         179,000
                                                   -------------   -------------
      Cash Advances/Repayments                           214,000         468,963
                                                   -------------   -------------
      Raw Materials                                           --         369,728
                                                   =============   =============
      Total                                        $     689,156   $   1,882,650
                                                   =============   =============

      These entities also billed the Company for
      the following:
      Bottling and office equipment                $   1,365,147   $   1,564,911
                                                   -------------   -------------


      Included in the above schedule was a value of 100,000 shares of our common stock that was issued on February 26, 2004, to a related party entity (D.A.M.E.), controlled by the former wife of our Chairman/CEO. The stock was for consulting services and was valued at $179,000, the fair market value of the underlying shares on the date of issue.

      During the first quarter of 2003, the Company exchanged $162,307 of demand notes payable into 676,278 shares of common stock. The notes were held by our Chairman, Chief Executive Officer and largest stockholder and were converted at the fair market value of the Company stock at the time of conversion.

      During the second quarter of 2003, the Company issued 15,666,934 shares of its common stock to its Chairman, Chief Executive Officer and largest stockholder in exchange for inventory with predecessor cost of $1,253,355. The fair value of the shares issued equaled the predecessor cost of the inventory. The Company also sold 1,151,875 shares of its common stock to entities controlled by its Chairman, Chief Executive Officer and largest stockholder for $92,150, the fair value of the shares at the date of the sale.

Net Loss

      Net loss was $2,654,621 for the second quarter of 2004 and $7,986,910 in the first two quarters of 2004 compared to net loss of $228,404 and $1,092,736 in the comparable periods in 2003. The increase in net loss reflects the impact of higher slotting fees and promotional goods and the high levels of general and administrative expenses, including professional fees that were incurred in our efforts to build distribution channels and expand our markets.

      Since inception we have recorded losses that would provide a future tax benefit of approximately $5,000,000 as of June 30, 2004. A valuation allowance for the full amount of the tax benefit was established based on the lack of a history of earning pretax income.

New Age Dividend Spin-off

      In December of 2003, our Board of Directors declared a dividend to stockholders of record on March 15, 2004 in the form of all of the common stock of New Age Packaging & Distribution, Inc., formerly known as American Distributing and Packaging, Inc. ("NAPD"). As of June 30, 2004, NAPD had assets totaling $943,621, including cash of $869,853, and liabilities totaling $806,713, including $805,748 due to he parent company, American Water Star. NAP had no revenues and incurred expenses totaling $113,898 for the six-month period ended June 30, 2004, compared to $28,447 during the same period in 2003. The distribution of the NAPD shares is expected to occur in 2004. The anticipated business model for NAPD is not compatible with our current operations and we believe that the divestiture will have no little impact on our future operations. As a part of our "Separation and Distribution Agreement" relating to the spin-off of NAP, to our stockholders of record on March 15, 2004, NAP agreed to transfer to American Water Star equipment valued at $1,031,662.

Liquidity and Capital Resources

      As of June 30, 2004 we had working capital of $3,782,665 compared to working capital of $2,525,162 as of December 31, 2003, an increase of $1,257,503. The increase in working capital resulted primarily from an increase in cash ($1,023,293) generated through the sale of our common stock and warrants and the exercise of our warrants and an increase in the accounts receivable by $312,465. We expect future short-term operations and business expansion to be funded principally by private placements and additional short-term borrowings. In July 2004, our Chairman, Chief Executive Officer, and largest stockholder loaned us $1.5 million. This loan is without collateral, bears interest at 1.5% per annum and is due January 2, 2006. In August 2004, this loan was repaid through the issuance of 1,888,889 shares of our common stock.

      Net cash used in operating activities in 2004 was $3,388,995. Our net loss for the six months ended June 30, 2004 was $7,986,910, which included a depreciation and amortization expense of $175,999 and stock issued for services of $5,060,968. We have relied extensively on the issuance of stock as a means to pay for professional services. This strategy allows us to preserve cash that can be used for operations and to develop our distribution network.

      Our current subsidiary, NAPD, is committing to purchase equipment with a total cost of about $10 million. NAPD has entered into a lease agreement with the supplier of the equipment. Delivery and installation of the equipment was not complete at June 30, 2004. We expect the spin-off of NAPD to be completed during 2004.

      Net cash used in investing activities for 2004 was $4,242,466 and is principally related to the purchase of our bottling facility in Phoenix, Arizona for $2,366,000 and the purchase of bottling and other equipment being installed in our new production facilities totaling $1,706,000.

      Net cash provided by financing activities for 2004 was $8,654,754. Our financing activities have focused on private placements, the proceeds for the exercise of warrants and funding from related parties that manage the Company or have a stockholder interest in the Company. During the first two quarters of 2004, we received cash from private placements of common stock net of offering costs totaling $7,282,801 and proceeds from the exercise of warrants totaling $1,011,886 and net advances from related parties of $360,07.

      Pursuant to a factoring agreement, with recourse against us in the event of a loss, we factor the largest of our receivables. The factor preapproves and establishes requires that it pre-approve and establish a credit limit for each of our customers before assignment of any accounts receivable. At June 30, 2004, the factoring charge amounted to 0.089% per day (32.5% per annum) between the date of purchase of the receivable and the date of payment by our customer. Our obligations to the factor are collateralized by all of our accounts receivable, inventories, and equipment. In addition, we have an accounts receivable factoring agreement with a related party requiring a 5% transaction fee and a daily usage fee based on an annual percentage rate. The maximum amount to be advanced under this agreement is $4,000,000. These fees have been classified as interest expense in the 2004 interim financial statements. There were no fees paid in the six-month period ended June 30, 2003.

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

Off-Balance Sheet Arrangements

      We do not have no any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Polices and Pronouncement

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

Property, Plant, and Equipment

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

Revenue Recognition

      Revenue from the sale of our products is recorded when title and risk of loss have passed to the customer. Revenue is recorded at the time of shipment. Sales are recorded net of discounts, rebates, and promotional costs. The costs associated with the production of the products are realized at the time that the products are sold and the revenue is recognized.

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

      If we do not achieve profitability, our business may not grow or continue to operate. In order to become profitable, we must increase our revenues and/or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded a net loss of $6,326,270 for the year ended December 31, 2003, of $7,986,910 for the six months ended June 30, 2004, and for the six months ended June 30, 2004, we had an accumulated deficit of $14,890,479. We could incur net losses for the foreseeable future. We will need to generate additional revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

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

Increases in prices of raw materials used in our operations could adversely effect our financial position. The inability to utilize Splenda(R), a primary non-nutritive sweetener used in our products, may impact our operations.

      We are dependent upon a ready supply of raw materials. The prices for these materials are determined by the market, and may change at any time. Furthermore, we are not engaged in any Generally, raw materials utilized by us in our business are readily available from numerous sources. However, Splenda(R), an important non-nutritive sweetener which is currently used in our product to produce a low or zero calorie beverage is only available from one source directly. If we are unable to purchase agreements with our suppliers which provide for mechanisms alleviating price fluctuations of raw materials. Therefore, increases in prices for any of these raw materials could Splenda(R) directly and have a material adverse impact on our financial position. The loss of a supplier could disrupt our operations and the time to effect a change to a new supplier to rely on other sources, this may cause an increase in production costs, which could adversely impact our business in the short -term should a change become necessary. Furthermore, if we are unable to use Splenda(R) in our product then we may have to rely on alternative sources for sweeteners, which could result in new formulations of our products and could adversely impact our business.

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

      Wal-Mart Stores, Inc., our largest customer, accounted for approximately 61% or $1,027,000 of our net sales for the three-month period ended June 30, 2004 and 51% or $1,027,000 of our net sales for the six-month period ended June 30, 2004 this year. The loss or significant decrease in sales to Wal-Mart would have an adverse effect on our business. Accordingly, we are dependent upon the continued support of Wal-Mart unless we expand our customer base to reduce our reliance on them. There can be no assurance that we will expand our customer base or that we will supply Wal-Mart with any of our products in the future.

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

Our directors and executive officers beneificially own a substantial amount of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of American Water Star's management, the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no changes during the Company's internal control over financial reporting during the period covered by this report that has that occurred during the Company's most recent fiscal quarter that have materially affected, or is are reasonably likely to materially affect, ourthe Company's internal control over financial reporting.

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

      On February 17, 2004, a complaint was filed in Superior Court in the County of Los Angeles, State of California, Case No. BC310716 styled American Water Star, Inc., etc. v. Kevin O'Keefe, an individual, CIBC Oppenheimer, a division of CIBC World Markets Corp, a Delaware corporation; Oppenheimer & Co., Inc., a New York corporation, Brighton Opportunity Fund, etc. et al. In this case, the Company asserted various contract and tort claims, including fraud, against each of the defendants for an amount approximately $30,000,000. The case has been remanded to state court after it was first removed to federal court on April 1, 2004. No cross-claims have yet been asserted against the Company. The case was recently ordered to arbitration. It is not possible at this time to predict the outcome of this litigation

      On April 2, 2004, the Company was served with a copy of a summons and complaint, styled SOUTH BEACH BEVERAGE COMPANY, INC., A DELAWARE CORPORATION, PLAINTIFF, VS. AMERICAN WATER STAR, INC., A NEVADA CORPORATION, AND ROGER MOHLMAN, DEFENDANTS, United States District Court, District of Nevada, Case No. CV-S-04-0387-KJD-LRL. Plaintiff has alleged causes for action for trademark infringement, unfair competition and unfair and deceptive trade practices, and trademark dilution based upon the Company's February 10, 2004, announcement of the commencement of the launch of its South Beach line of beverages and the filing of certain U.S. trademark applications. Plaintiff seeks a permanent injunction against defendants' use of certain trademarks alleged by plaintiff to be its property and against certain conduct alleged by plaintiff to constitute unfair practices, an order of abandonment of certain of the Company's pending trademark applications, and damages consisting of the Company's profits and plaintiff's losses (actual and trebled) derived from the conduct alleged by plaintiff to have been improper, as well as incidental disclosure and plaintiff's attorneys' fees. We filed an answer denying plaintiffs' allegations.

      We also filed a counter-claim against plaintiff for Declaratory Relief, which asks for an order from the court declaring that our use of the mark "SOUTH BEACH" does not infringe plaintiff's use of the mark. Our counterclaim also seeks cancellation of plaintiff's federal registration of the mark on the basis of abandonment.

      On April 14, 2004, in the Lake Superior/Circuit Court in the County of Lake, State of Indiana, Case No. 45C010404PL00085, styled MICHIANA DAIRY PRODUCTS LLC PLAINTIFF, V. STAR BEVERAGE, INC., AND ROGER MOHLMAN, was filed. Plaintiff hasOn April 14, 2004, a complaint was filed in the Lake
Superior/Circuit Court in the County of Lake, State of Indiana, Case No. 45C010404PL00085, styled Michiana Dairy Products LLC, Plaintiff vs. All-Star Beverages, Inc., and Roger Mohlman, Defendants. The complaint alleged breach of contract and fraudulent inducement. Plaintiff seeks damages of $13,000,000 for ten years of lost profits and pre-judgment interest thereon. All-Star has denied the material allegations of the complaint and has filed a counter-claim against Michiana Dairy

Products, LLC and a third-party complaint against Enhance Packaging Technologies, Inc. n/k/a Liqui-Box Canada, Inc. In the counter-claim and third party complaint, All-Star alleged causes of action for breach of contract and fraudulent inducement. Plaintiff seeks damages and pre-judgment interest thereon. The defendants have answered, denied the material allegations of the Complaint, and have filed a counter-claim against Michiana Dairy Processors, LLC, and a third-party complaint against Enhance Packaging Technologies, Inc., n/k/a Liqui-Box Canada Inc. In the counter-claim and third party complaint, we alleged counts of breachbreaches of contract, good faith, and fair dealing, negligence, indemnification, breach of express warranty, breach of implied warranty, fraud, constructive fraud, and promissory estoppel, and seek damages. We believe plaintiff's All-Star believes Plaintiff's allegations are without merit and that we have beenPlaintiff has damaged by plaintiff.All-Star. Discovery has commenced. We intend All-Star intends to pursue this matter vigorously. A Case Management Conference was held on October 13, 2004 where the court set dates for discovery and motions.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUANCE OF SECURITIES FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

      On April 1, 2004, we issued warrants to purchase up to 1,000,000 shares of its common stock at an exercise price of $1.28 per share to an individual in connection with the execution of a 12-month consultant agreement. The options expire on the sooner of March 31, 2005, or 30 days following the termination of such agreement.

      On April 12, 2004, we issued 280,000 shares of restricted common stock to one individual in full consideration for investor relations services to be provided pursuant to an independent contractor agreement commencing May 1, 2004 and ending on April 30, 2005. This person's prior services agreement expired on April 30, 2004. Total consideration received was $425,600.

      On April 16, 2004, we executed a consulting agreement with an entity that will assist us by providing public relations services for a period of 24 months, and in partial consideration thereof, we issued that entity 350,000 shares of our restricted common stock. Total consideration received was $612,500.

      On June 15, 2004, we issued 20,000 and 5,000 shares of our restricted common stock to two individuals who each provided financial marketing consultant services. Total consideration received by the two individuals was $26,750.

      On July 23, 2004, we issued 20,000 shares of restricted common stock to one person pursuant to a person under which he will assist in developing our operations as a bottle manufacturer expert for a period of one year commencing onJune 28, 2004. Total consideration received was $20,200.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      On December 27, 2002, we adopted a Stock Plan which was amended on March 1, 2004, to include a total of 30,000,000 shares of common stock for issuance pursuant to a stock award or pursuant to the exercise of options. The authority to determine the person to whom shares shall be issued or options shall be granted, the amount of such option, the exercise price and the number of shares subject to each option, the time or times on which all or a portion of each option may be exercised, and certain other provisions of each option, shall be in our Board of Directors.

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

    SEC        Effective Date       Number of          Number of
Registration    of Available    Securities Issued    Remaining for
   Number       Registration      under Equity      Future Issuance
                 Statement      Compensation Plan        under
                                                      Compensation
                                                    Plans (excluding
                                                       securities
                                                      reflected in
                                                      column (c))
     (a)             (b)               (c)                 (d)

 333-85652        04/05/02        4,900,000(1)           10,000
 333-87846        05/08/02        1,995,000(1)            5,000
 333-103529       02/28/03        4,997,100(1)              900
 333-115449       05/13/04          200,000(1)                0


(1) Number of shares issued pursuant to these Registration Statements as of August 13, 2004.

      On May 13, 2004, we issued 200,000 shares of common stock for legal services to a Promotions Consultant pursuant to a Consultant Agreement for a term of six months beginning April 1, 2004. The value of the shares received was $340,000. These shares were registered in a Registration statement on Form S-8 filed with the SEC on April 1, 2004 and were earned in the second quarter.

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

      As of the date of this Current Report, our Board of Directors and Executive Officers are as follows:

Roger Mohlman                         Director, Chairman, Chief Executive
                                      Officer, President and Treasurer
Dale Barnhart                         Director, Chief Financial Officer,
                                      and Secretary
Dale Paisley                          Independent Director, serving on
                                      all Committees
David P. Lieberman                    Independent Director, serving on
                                      all Committees
Mark DeBruin, M.D.                    Independent Director

ITEM 6. Exhibits and Reports of Form 8-K

(a) Exhibits.

3.1 Articles of Incorporation (Exhibit 3.1 to the Company's Annual Report on Form 10-KSB filed on April 13, 2000 and incorporated by reference herein)
3.2 Certificate of Amendment to the Company's Articles of Incorporation (Exhibit 3.2 to the Company's Annual Report on Form 10-KSB filed on April 13, 2000 and incorporated by reference herein)
3.3 Certificate of Change in Number of Authorized Shares Pursuant to NRS 78.209, which define the rights of holders of the equity securities being registered (Exhibit 4.3 of the Company's Report on Form S-8 filed on April 5, 2002 and incorporated by reference herein)
3.4 Certificate of Amendment to the Company's Articles of Incorporation changing the name of the Company and increasing its authorized common stock (Exhibit 3.4 of the Company's Quarterly Report on Form 10-QSB filed on May 20, 2002 and incorporated by reference herein)
3.5 Bylaws (Exhibit 3.3 of the Company's Annual Report on Form 10-KSB filed on April 13, 2000 and incorporated by reference herein)
3.6 Articles of Exchange completing the acquisition of American Distribution & Packaging, Inc. (Exhibit 3.6 of the Company's Annual Report on Form 10-KSB/A filed on April 22, 2003 and incorporated by reference herein)
3.7 Articles of Exchange completing the acquisition of All-Star Beverage, Inc. (Exhibit 3.7 of the Company's Annual Report on Form 10-KSB/A filed on April 22, 2003 and incorporated by reference herein)
4.1 Certificate of Designation of Series A Convertible Preferred Stock (Exhibit 4.4 of the Company's Registration Statement on Form S-8 filed on April 5, 2002 and incorporated by reference herein)
4.2 Stock Plan (Exhibit 4.6 of the Company's Registration Statement on Form S-8 filed on February 28, 2003 and incorporated by reference herein)
4.3 Form of Subscription Agreement, dated February 18, 2004, by and among the Company and the investors a party thereto (Exhibit 4.1 of the Company's Report on Form 8-K filed on February 28, 2004 and incorporated by reference herein)
4.4 Form of Unit Warrant issued pursuant to the Securities Purchase Agreement, dated February 18, 2004 by and among the Company and the investors a party thereto (Exhibit 4.2 of the Company's Report on Form 8-K filed on February 28, 2004 and incorporated by reference herein)
4.5 Form of Green Shoe Warrant issued pursuant to the Securities Purchase Agreement, dated February 18, 2004 by and among the Company and the investors a party thereto (Exhibit 4.3 of the Company's Report on Form 8-K filed on February 28, 2004 and incorporated by reference herein)
10.1        Reserved.
10.2        Reserved.
10.3        Reserved.
10.4        Reserved.
10.5 Employment Agreement with Roger Mohlman (Exhibit 10.4 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein)
10.6 Employment Agreement with Thomas F. Krucker (Exhibit 10.5 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein)
10.7 Trademark and Design License Agreement dated January 1, 2003 for the use of the Hawaiian Tropic name (Exhibit 10.6 of the Company's Annual Report on Form 10-KSB filed on April 16, 2003 and incorporated by reference herein)
31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act for Roger Mohlman
32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act for Roger Mohlman
* Filed herewith.

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

                                       (Registrant) AMERICAN WATER STAR, INC.


Date: August 11, 2005                  By: /s/ Roger Mohlman
                                          --------------------------------------
                                          Roger Mohlman,
                                          Chief Executive Officer, President,
                                          and Interim Chief Financial Officer
                                          Officer