Form 10QSB
period 2005-06-30
AMERICAN WATER STAR  INC
filed 2005-08-15
CIK 1041580

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

           [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  June 30, 2005

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

                            Yes   X        No _____

      The number of shares of Common Stock, $0.0001 par value, outstanding on August 12, 2005, was 88,227,858 shares.

      Transitional Small Business Disclosure Format (check one):

                           Yes             No      X

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED AND CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                                 JUNE 30, 2005

                                      ASSETS
Current assets:

     Accounts receivable                                                       $ 1,245,960
     Inventories                                                                 2,850,705
     Prepaid expenses and other current assets                                      16,318
									       -----------
          Total current assets                                                   4,112,983
Property, plant and equipment, net of
accumulated depreciation of $1,372,554                                           6,354,214
									       -----------
Equipment held for future use                                                    1,928,624
									       -----------
Leased equipment from a related party held for
future use, net of depreciation of $60,100                                       1,021,900
									       -----------
Other assets:
     Debt issue costs, net                                                         647,183
     Intangible assets                                                             103,000
     Deposits and other assets - related party                                     338,652
     Advances to related parties                                                   865,026
									       -----------
          Total other assets                                                     1,953,861
									       -----------
Total assets                                                                   $15,371,582
									       ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable and other accrued expenses
                                                                               $2,032,486
  Accrued compensation and notes payable from the
  Company's Chairman, Chief Executive Officer and
  largest stockholder                                                           2,160,213
  Current maturity of long-term convertible debt                                4,663,463
  Current portion of capital lease obligation
	- related party                                                           151,345
									      -----------
Total current liabilities                                                       9,007,507
									      -----------
Long-term capital lease obligation - related party                                665,814
									      -----------
Commitments and contingencies                                                          --

Stockholders' equity:

     Preferred stock, $0.0001 par value, 20,000,000
	shares authorized, no shares issued                                            --
     Series A preferred convertible, 4,100,000
	shares authorized, no shares issued                                            --
     Common stock, $0.0001 par value, 150,000,000
	shares authorized, 80,227,858 shares issued
	and outstanding                                                             8,023
     Stock for services not issued, 720,000 shares                                     72
     Unamortized cost of shares issued for services                               (22,999)
     Additional paid-in capital                                                33,085,840
     Accumulated deficit                                                      (27,372,675)
									      -----------
Total stockholders' equity                                                      5,698,261
									      -----------
Total liabilities and stockholders' equity                                    $15,371,582
									      ===========

         See notes to consolidated and condensed financial statements.

                AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
FOR EACH OF THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

                                                              For the Three-Month Period Ended	 For the Six-Month Period Ended
                                                               June 30, 2005   June 30, 2004	   June 30, 2005  June 30, 2004
							       --------------  ---------------	   -------------  -------------
Sales
                                                               $      439,465  $     1,857,962      $  1,346,775  $   2,298,403
   Less: slotting fees                                                      0          174,021		       0        291,547
							       --------------  ---------------	   -------------  -------------
Net sales                                                             439,465        1,683,941	       1,346,775      2,006,856
Cost of sales                                                         637,907        1,077,330	       1,416,122      1,394,479
							       --------------  ---------------	   -------------  -------------
Gross profit (loss)                                                  (198,442)         606,611		 (69,347)       612,377
							       --------------  ---------------	   -------------  -------------
Operating expenses:
   General and administrative                                       1,423,795        2,840,913	       2,949,088      7,311,757
   General and administrative - related parties                            --          328,613	          47,520      1,117,340
   Depreciation and amortization                                      297,491           65,680	         516,890        144,164
							       --------------  ---------------	   -------------  -------------
          Total operating expenses                                  1,721,286        3,235,206	       3,513,498      8,573,261
							       --------------  ---------------	   -------------  -------------
Net loss from operations                                           (1,919,728)      (2,628,595)	      (3,582,845)    (7,960,884)
							       --------------  ---------------	   -------------  -------------
Interest (expense)                                                   (306,477)         (26,026)	        (445,526)       (26,026)
							       --------------  ---------------	   -------------  -------------
Net loss                                                       $   (2,226,205) $    (2,654,621)	   $ (4,028,371)  $ (7,986,910)
							       ==============  ===============	   =============  =============
Net loss per common share - basic and diluted                           (0.03)           (0.03)	           (0.05)         (0.11)
							       ==============  ===============	   =============  =============
Weighted average number of shares outstanding - basic and
diluted                                                            80,227,858       76,554,504	      80,227,858     72,825,860
							       ==============  ===============	   =============  =============

         See notes to consolidated and condensed financial statements.

                AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
        FOR EACH OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

                                                                           For the Six-Month
                                                                              Period Ended
								        ------------------------
                                                                          June 30,    June 30,
                                                                           2005        2004
									-----------  -----------
Cash flows from operating activities:
Net loss
                                                                        $(4,028,371) $(7,986,910)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
   Depreciation and amortization                                            516,890      175,999
   Loan Fees - Amortization                                                 313,317	      --
   Stock issued for services                                                 96,879    5,060,968
   Warrants issued                                                          221,000 	      --
   Amortization - deferred  costs                                                --	  33,279
Decrease (increase) in assets:
   Accounts receivable                                                     (609,801)	(312,465)
   Inventories                                                              305,618	(241,012)
   Deposits and other assets                                                 17,278	(123,615)
   Intangible asset held for sale                                                --	      --
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                                  1,235,104	  99,271
   Advances from (repayments to) the Company's Chairman,
   Chief Executive Officer and largest
   stockholder, net                                                         494,687	 (94,510)
									-----------  -----------
Net cash (used in) operating activities                                  (1,437,399)  (3,388,995)
									-----------  -----------
Cash flows (used in) investing activities:
   Purchase of land and building - third parties                                 --   (2,366,470)
   Purchase of equipment from third parties                                 (49,225)	(113,535)
   Purchase of equipment from related parties                                    --	 (32,881)
   Purchase of equipment from third parties - held for
        future use                                                               --	 (70,869)
   Purchase of equipment - held for future use -
        related party                                                            --   (1,488,711)
   Intangible assets                                                             --	(135,000)
   Issuance of notes receivable                                                  -- 	 (35,000)
									-----------  -----------
Net cash (used in) investing activities                                     (49,225)  (4,242,466)
									-----------  -----------
Cash flows provided by financing activities:
   Proceeds from issuance of common stock                                        --    7,282,801
   Proceeds from exercise of warrants                                            --    1,011,886
   Proceeds from notes payable from Chairman, Chief
   Executive Officer and largest stockholder                                200,000
   Net Proceeds on advances from related parties                                 --	 360,067
									-----------  -----------
Net cash provided by financing activities                                   200,000    8,654,754
									===========  ===========
Net increase (decrease) in cash                                          (1,286,624)   1,023,293

Cash - beginning of period                                                1,286,624	 721,396
									-----------  -----------
Cash - end of period                                                    $        --  $ 1,744,689
									===========  ===========
Supplemental Disclosures:
Interest paid                                                           $   104,355	$      0
									===========  ===========
Income taxes paid                                                       $         0	$      0
									===========  ===========

         See notes to consolidated and condensed financial statements.

                AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
         NOTES TO THE CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              AS OF JUNE 30, 2005


1. Interim Presentation

The consolidated financial statements as of June 30, 2005 and for the six-month period ended June 30, 2005 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

2.  Going Concern

     The  accompanying  financial  statements  have been prepared  on  a  going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the periods ended June 30, 2005 and 2004, the Company incurred losses from operations of $4,028,371 and $7,986,910, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. It is management's plan to finance its operations for the foreseeable future primarily through capital raised through financing options in the investment community and by increasing its revenues through its current and new customers. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.


3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 30, 2005:

Raw materials and supplies $ 2,145,710

Finished goods                 704,995
			   -----------
Total                      $ 2,850,705
			   ===========

                AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
         NOTES TO THE CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              AS OF JUNE 30, 2005

4.  Property, Plant and Equipment

Property, plant and equipment at June 30, 2005 consisted of the following:


Building and land                    $2,366,470
Bottling and other equipment          4,210,666
Office equipment                        544,366
Furniture and fixtures                   80,192
Website                                 357,589
Vehicles                                 65,601
Improvements                            101,884
				     ----------
                                      7,726,768
     Less: accumulated depreciation  (1,372,554)
				     ----------
Total plant and equipment, net       $6,354,214
				     ==========

Bottling and other equipment with a book value of $1,928,624 has not been put into use at June 30, 2005 and is classified as bottling and other equipment held for future use. The Company also has bottling and other equipment with a book value of $1,082,000, which is under capital lease obligations. The accumulated depreciation on the leased equipment as of June 30, 2005 was $60,100.

Depreciation and amortization expense was $516,890 and $144,164 for each of the six-month periods ended June 30, 2005 and 2004, respectively.

5. Related Party Transactions

In the six-month period ended June 30, 2005, the Chairman, Chief Executive Officer and largest stockholder of the Company advanced $200,000 to the Company.

Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer and largest stockholder provided the following to the Company for the six months ended June 30, 2005 and June 30, 2004, respectively:

                AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
         NOTES TO THE CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              AS OF JUNE 30, 2005

5. Related Party Transactions (continued)

Services:

                                                                          For the                            For the
                                                              Six-Month Period Ended June 30,    Six-Month Period Ended June 30,
                                                                           2005                               2004
							      -------------------------------	 -------------------------------
Product development                                             $              0                  $      	203,521
Rents on equipment and facilities under sublease
arrangements                                                              47,520                            	381,986
Leased employee and consulting cost                                            0                            	458,452
Lease payments of equipment under capital lease                          138,580                   	              0
Raw Materials                                                                  0                     	        369,720
Cash Advances/Repayments                                                       0                    	        468,963
								----------------		  ---------------------
Total                                                           $        186,100                  $	      1,882,642
								================		  =====================

These entities sold bottling and office equipment to the Company for $-- and $1,521,592 in the six-month periods ended June 30, 2005 and 2004, respectively.

6.  Equity Transactions

During the first quarter 2005

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

During the second quarter 2005

On June 10, 2005, the Company granted a warrant to purchase 1,000,000 shares of common stock with a purchase price of $0.20 to a consultant for the Company pursuant to the Company's Stock Plan and a Consultant Agreement. The warrant has a five year term. The value of the warrants, according to a Black-Sholes calculation, was $107,000.

7.    Default Upon Senior Securities

As of June 30, 2005, the Company was in default under the terms of a Convertible Note with Laurus Master Fund, which has resulted in the entire Note balance being classified as a current liability. All of the note due to Laurus has been reclassified as current debt.

8.    Subsequent Events

On July 15, 2005, the board of directors authorized the filing of the Registration Statement and the issuance of an aggregate 8,000,000 shares of its common stock to be registered under the Registration Statement, valued at $1,840,000, to 15 persons pursuant to the Company's Stock Plan and employment, consulting or legal services agreements.

On July 22, 2005, in order to satisfy the default under the terms of the Laurus note signed in October 2004 (the "First Note"), the Company entered into various agreements with Laurus relating to, supplementing and amending the prior agreements. Laurus agreed to forbear from taking action on existing defaults until October 26, 2007. In consideration of Laurus' forbearance, the Company issued Laurus a Secured Convertible Term Note in the principal amount of $1,286,098.61 (the "Second Note"), representing the aggregate accrued interest and fees owed by the Company to Laurus as of July 31, 2005. Under the terms of the Second Note, interest shall be payable monthly, in arrears, commencing on September 1, 2005 until October 26, 2007, the Maturity Date. Principal and any unpaid interest is due on the Maturity Date. The Second Note was issued in addition to, and not in replacement or satisfaction of, the First Note.

Subsequent to the quarter end, the Company's CEO and majority stockholder has loaned the Company approximately an additional $1,500.000 for operating purposes.

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

     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

   - Unexpected delays in completion of bottling facilities;

   - Unexpected   weather  conditions,  such   as   hurricanes   or    tropical
     storms, that may delay commencement or impact operations of bottling facilities;

   - Inability of co-packers to meet production requirements;

   - Interruption of critical packaging materials and/or flavorings;

   - Unavailability of critical production ingredients such as sweeteners and plastics;

   - Unanticipated production and/or delays in fulfillment of orders;

   - Slower   than   anticipated   sales   of   our  products  and/or increased
     competition;

   - Our ability to repay current debt and operating obligations; and

   - Our  ability  to  collect  accounts  receivable  and   manage  our working
     capital requirements.


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

     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein. All references to 2005 represent the six-month period ended June 30, 2005. All references to 2004 represent the six-month period ended June 30, 2004.

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

     We initially sold our products exclusively through distributors who then supplied our products to retailers. Although we still use distributors, we have expanded our sales effort through sales directly to retailers. At June 30, 2005, we sold through distributors and directly to customers.

     We hope to increase sales to our existing customers and continue to increase the number of our customers through the fiscal year 2005. Further, as a result of our diversification into the private label and co-packing businesses, we hope to increase our operating revenues. The private label and co-packaging of beverages for other corporations allows us to avoid costly marketing expenses that would otherwise be associated with brand development, launch, and continuing promotions. We anticipate the distribution of our sales over the next couple of years to have the following breakdown:

   -        50%-60% private labeling,

   -        30% co-packing,

   -        10%-20% branded products.

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

   -        Product innovation

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

   -        Distribution Cost Management

     The cost of transporting finished goods from our various plants to locations of customer outlets accounted for 15% of our net sales in the six-month period ended June 30, 2005. The expense of shipping cases of beverages is approximately $0.60 per case for every 500 miles. Due to the expense of fuel prices, the costs associated with transporting finished goods are anticipated to either remain the same or to increase. To combat these rising transportation costs, we are actively pursuing several options, including purchasing our own fleeted trucks, distributing in a 500 mile radius of our plants, and other creative options with our distributors and retailers. We anticipate that through these and other options that we will be able to reduce our freight costs. In conjunction with our distributing within a 500 mile radius of our plants, we plan to research the possibility of expanding our operations with other plants in strategic locations.

   -        Productivity

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

GOING CONCERN

     The unaudited interim financial statements presented in this quarterly report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the periods ended June 30, 2005 and 2004, the Company incurred losses from operations of $4,028,371 and $7,960,884, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. It is management's plan to finance its operations for the foreseeable future primarily through capital raised through financing options in the investment community and by increasing its revenues through its current and new customers. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

RESULTS OF OPERATIONS

     By the end of fiscal year 2004, we began the initial test production runs in our new facilities. These facilities are located in Jacksonville, Florida; Magnolia, Mississippi; and Phoenix, Arizona. These three facilities had in total 6 bottling lines. Currently our Arizona and Florida facilities are producing product. The Florida facility started production in the second quarter of 2005. Subsequent to the quarter ended March 31, 2005, we have been locked-out of our Mississippi facility by the landlord.

     On June 10, 2005, the Company was served with a Complaint styled Aaron Rents, Inc., Plaintiff vs. Camelot Ltd., Inc., American Water Star, Inc., and All Star Beverages, Inc., Defendants, Circuit Court for Pike County, Mississippi, Case No. 05-173-PCS. Plaintiff has alleged causes of action for breach of a real property lease and unlawful entry and detainer. Plaintiff seeks the delivery of the premises and the attachment of property and the posting of a bond during the pendency of the proceeding. The Company believes that the allegations are without merit and intends to defend this matter vigorously. The Company is preparing to file a response to the complaint prior to September 1, 2005. It is not possible at this time to predict the outcome of this litigation.

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

     During the six months ended June 30, 2005, we had negative cash flow from operations of $1,437,399 and in the six months ended June 30, 2004 we had negative cash flow from operations of $3,388,995. During the six months ended June 30, 2005, no capital was raised from the sale of common stock or the exercise of warrants and in the six months ended June 30, 2004, we raised $8,294,687 from the sale of common stock and the exercise of warrants, which exceeded cash used in operations.

     During the three- and six-month periods ended June 30, 2005, we had a negative gross profit of $198,442 (145% of net sales) and $69,347 (105% of net sales), respectively, compared to gross profit of $606,611 (36% of net sales) and $612,377 (31% of net sales), respectively, in the comparable periods of 2004. Gross profit decreased in 2005 compared to the same period of 2004 as a result of returned product and problems in production. Gross profit in 2004 was reduced by slotting fees, paid directly or indirectly to customers (such as Safeway and Vons) for shelf space in their stores for our products, and the cost of promotional goods totaling $612,377 (27% of gross sales) in the six-month period in 2004.

     Operating expenses for the three- and six-month periods ended June 30, 2005 and 2004 exceeded the gross profit generated on our sales due to costs associated with developing the infrastructure necessary to support our expected sales growth and legal, accounting and consulting costs. Management plans to use aggressive sales promotions, including offering free samples at retail locations, to increase sales of our products.

     In the first quarter of 2005, we entered into an agreement to purchase from Colorado River Distributors, LLC, the distribution rights of their Nevada Division for an amount of $103,000. In addition to purchasing the distribution rights, we purchased the existing inventory of their Nevada Division for $55,216.29. Colorado River Distributors has distributing agreements for the paper products of Coca Cola, Gatorade, and Tropicana. Upon this acquisition, we established a new subsidiary; C.R.D. of Nevada, in which we incorporated the operations of Colorado River Distributors' Nevada Division and consolidated the business with our current operations in Las Vegas, Nevada. This agreement allows us to expand our operations to distributing and we will now supply beverage products to over 450 new accounts, including; CVS Pharmacy, Walgreens, Savon Drugs, Vons Food & Drug and a number of other major retailers in the Las Vegas, Nevada area.

     We had anticipated to launch a new product line of mixers and commence sales during the fourth quarter of 2004. Since we were unable to obtain Splenda{reg-trade-mark} for this new product, we were unable to follow through with the actual sales of the products. We have already implemented an alternative substitute in the first quarter of 2005 and anticipate no further slowdown in this area.

REVENUES

           	 For the Period		  For the Period  	Increase/(decrease)
		Ended June 30, 2005	Ended June 30, 2004	$            %
		-------------------	-------------------	-------------------
     Revenue           $  1,346,775            $  2,298,403     $ (951,628)  (58)%
		-------------------	-------------------	-------------------

     During the three- and six-month periods ended June 30, 2005, we recorded net sales of $439,465 and $1,346,775, respectively, compared to net sales of $1,683,941 and $2,006,856, in the comparable periods of 2004. The decrease of $1,244,476 and $660,081 in the three- and six-month periods ended June 30, 2005 compared to the same periods in 2004 is due to production problems.

COST OF SALES

                              For the Three-Month   For the Three-Month      	Increase/(decrease)
                                 Period Ended	       Period Ended		$	          %
                                 June 30, 2005	       June 30, 2004
			      -------------------   --------------------     	-------------------------
     Cost of goods sold             $   637,907         $  1,077,330		$   (530,577)       (41)%
     Gross profit                   $  (198,442)        $    606,611		$   (805,053)      (132)%
     Gross profit % of revenue             (145)%              32.64%		             	(112.36)%
			      -------------------   --------------------	-------------------------

                               For the Six-Month   For the Six-Month      	Increase/(decrease)
                                 Period Ended	       Period Ended		$	          %
                                 June 30, 2005	       June 30, 2004
			      -------------------   --------------------     	-------------------------
     Cost of goods sold            $  1,416,122     $  1,394,479		$   21,643	    1.5%
     Gross profit                  $    (69,347)    $    612,377		$ (681,724)	  (111)%
     Gross profit % of revenue             106%            30.5%		                (73.36)%
			      -------------------   --------------------	-------------------------


GROSS PROFIT

     In the three- and six-month periods ended June 30, 2005, we had a negative gross profit of $198,442 (145% of net sales) and $69,347 (106% of net sales) as compared to gross profit of $606,611 (32.64% of net sales) and $612,377 (30.5% of net sales) in the same periods of 2004.

     We were not able to maintain profit margins during the first six months of 2005 due to high returns and production problems.

     Freight costs represented 14% of gross sales in the three-month period ended June 30, 2005 and 15% of gross sales for the six-month period ended June 30, 2005 in comparison with 16% in the three-month period ended June 30, 2004 and 21% in the six-month period ended June 30, 2004. The high freight costs results from an overall increase in freight rates due to increased fuel costs and a broader distribution of our product, as our current co-packers were located in upstate New York and Southern California while our customers are now national. Our own production facilities in the southeast, the south, and the southwest should mitigate some of the costs of freight to many of our geographically dispersed customers along with our plans to expand our sales efforts to areas that are within a 500 mile radius of any of our plants.

OPERATING EXPENSES

                               For the Three-Month   For the Three-Month      	Increase/(decrease)
                                 Period Ended	       Period Ended		$	          %
                                 June 30, 2005	       June 30, 2004
			      -------------------   --------------------     	---------------------

Administrative expense
Third Parties         		$    1,423,795        $   2,840,913	        $ (1,417,118)	(50)%

Administrative expense
Related Parties                             --              328,613                 (328,613)  (100)%

Depreciation and
Amortization                           297,491               65,680 		     231,811	 352%

  Total Operating Expenses      $    1,721,286        $   3,235,206	        $ (1,513,920)	(47)%
			      -------------------   --------------------     	---------------------


                               For the Six-Month   For the Six-Month      	Increase/(decrease)
                                 Period Ended	       Period Ended		$	          %
                                 June 30, 2005	       June 30, 2004
			      -------------------   --------------------     	--------------------

Administrative expense
Third Parties                  $     2,949,088      $      7,311,757		$(4,363,669)  (60)%

Administrative expense
Related Parties                         47,520             1,117,340             (1,069,820)  (96)%

Depreciation and
Amortization                           516,890               144,164		    372,726    258%

Total Operating Expenses       $     3,513,498      $      8,573,261		$(5,059,763)  (59)%
			      -------------------   --------------------     	--------------------

     Total general and administrative expenses, excluding depreciation and amortization, were $1,423,795 and $2,996,608 in the three- and six-month periods ended June 30, 2005, respectively, as compared to $3,169,526 and $8,429,097 for the same periods in 2004. This resulted in a decrease in the three- and six-month periods in 2005 of $1,745,731, or a 55% decrease, and $5,432,489, or a 64% decrease, respectively.

     Personnel costs were $306,093 and $607,220 in the three- and six-month periods ended June 30, 2005 versus $221,839 and $315,226 in the same periods of 2004. Rent expense for the three- and six-month periods ended June 30, 2005 were $187,399 and $319,796, respectively, as compared to $296,486 and $381,986 in the same periods in 2004. Also, during the three- and six-month periods ended June 30, 2005 and 2004, we incurred $60,000 and $120,000, respectively, for officers' compensation. There was a decrease in professional fees from 2004 to 2005.

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

     Entities that have a relationship with the Company's Chairman/CEO were paid the following by the Company:

                          For the Three-Month	 For the Three-Month	 For the Six-Month	 For the Six-Month
                             Period Ended           Period Ended            Period Ended	    Period Ended
                             June 30, 2005          June 30, 2004           June 30, 2005           June 30, 2004
			  -------------------	 -------------------	 -----------------	 -----------------
Product development          $           0        $	   61,032           $           0           $	  203,521
Rents and deposits on
equipment
   and facilities under                  0         	  296,436                  47,520                 381,986
sublease
   arrangements
Leased employee cost                     0        	  117,681                       0                 279,452
Lease payments of
equipment                                0         	        0                 138,580                       0
   under capital lease
Raw Materials                            0         	        0                       0                 369,720
Cash Advances/Repayments                 0        	  214,000                       0                 468,963
Consulting                               0        	        0                       0                 179,000
			     -------------	  ---------------	    -------------	    -------------
Total                         $          0        $	  689,149           $     186,100           $	1,882,642
			     =============	  ===============	    =============	    =============

NET LOSS

                               For the Three-Month   For the Three-Month      	Increase/(decrease)
                                 Period Ended	       Period Ended		$	          %
                                 June 30, 2005	       June 30, 2004
			      -------------------   --------------------     	---------------------
     Net loss            	$      2,226,205     $     2,654,621            $  (428,416)  (16)%
			      -------------------   --------------------     	---------------------


                               For the Six-Month   For the Six-Month      	Increase/(decrease)
                                 Period Ended	       Period Ended		$	          %
                                 June 30, 2005	       June 30, 2004
			      -------------------   --------------------     	--------------------

     Net loss           	$      4,028,371      $     7,986,910           $(3,958,539)  (50)%
			      -------------------   --------------------     	---------------------

     The reduction in net loss  is  primarily  the  result of a decrease in the
stock  issued  for  services  rendered from 2004 to 2005.   This  decrease  was
$535,416 and $4,065,539, respectively.

     Since inception we have recorded losses that would provide a future tax benefit of approximately $8,100,000 as of June 30, 2005. A valuation allowance for the full amount of the tax benefit was established based on the lack of a history of earning pretax income.

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

     As of June 30, 2005, we had negative working capital of ($4,894,524) compared to working capital of $1,357,269 as of December 31, 2004, a decrease of $6,251,793. At June 30, 2005, the Company was in default of the long-term debt instrument with Laurus, which has resulted in the entire loan being classified as a current liability. At the date of this report, Laurus agreed to forbear from taking action on the default existing as of July 31, 2005, in exchange for the Company issuing a secured convertible promissory note in that amount.

     Net cash used in operating activities in the six-months ended June 30, 2005 was $1,437,399 as compared to $3,388,995 in prior period of 2004, a decrease of $1,951,596. The decrease in cash used in operating activities is primarily due to stock issued for services in 2004.

     Net cash used in investing activities for the second quarter of 2005 was $49,225, as compared to $4,242,466 in 2004, a decrease of $4,193,241. The decrease from 2005 to 2004 is a result of less purchases of equipment being made in 2005 over 2004.

     Net cash provided by financing activities for the six-months ended June 30, 2005 was $200,000, compared to $8,654,754 in prior period of 2004, a decrease of $8,454,754. Our financing has generally come through three different sources: private placements, capital lease obligations, and loans from unrelated and related parties. In the first six months of 2005, we received $200,000 in funding from loans to the Company from our Chairman and Chief Executive Officer. This compares to approximately $8,300,000 received in the first six months of 2004 through the proceeds from the issuance of common stock and the exercise of warrants.

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

     On February 28, 2005 Laurus agreed to waive each Event of Default which may have arisen under Section 4.1 of the Term Note signed in October 2004. In consideration of the waivers we agreed to (i) pay Laurus the unpaid interest accrued under the Term Note and (ii) issue a new five year warrant to Laurus to purchase an additional 1,500,000 shares of the common stock with an exercise price of $0.50 per share. We further agreed to register the additional warrant in the next Registration Statement, filed by the Company but no later than six
(6) months from the execution of this additional warrant. As part of this agreement the liquidated damages of our previous Registration Agreement from October 2004, resumed on April 15, 2005 with respect to the filing of the registration statement, and resumed on May 1, 2005 with respect to the effectiveness of such registration statement. Pursuant to the Registration Agreement, if the registration statement is not timely filed, or declared effective within the timeframe described, or if the registration is suspended other than as permitted, in the Registration Rights Agreement, we will be obligated to pay Laurus a fee equal to 2.0% of the original principal amount of the Note for each 30 day period (pro rated for partial periods) that such registration conditions are not satisfied. At the time of this report we have not complied with these timeframes and may be subject to such penalties. Any failure to negotiate a resolution to this default may have a material impact on our operations, as all of our assets are pledged to Laurus as collateral under the Note.

     On July 22, 2005 Laurus agreed to forbear from taking action on existing defaults which occurred under Section 4.1 of the Term Note signed in October 2004 (the "First Note"). Laurus entered into the Forbearance Agreement with us provided that we do not default in our obligations thereunder. In consideration of Laurus' forbearance, we issued Laurus a Secured Convertible Term Note in the principal amount of $1,286,098.61 (the "Second Note"), representing the aggregate accrued interest and fees owed by us to Laurus as of July 31, 2005, which shall be payable in addition to the First Note. Under the terms of the Second Note, interest shall be payable monthly, in arrears, commencing on September 1, 2005 until October 26, 2007, the Maturity Date. Principal and any unpaid interest is due on the Maturity Date. Further, we agreed to register the shares issuable upon conversion of the Second Note in our next registration statement. In connection with the Forbearance Agreement and the Second Note, we entered into the various other agreements with Laurus providing for additional security and guaranty of our performance under the original transaction documents, the Forbearance Agreement and the Second Note. Those agreements are a Master Security Agreement; Subsidiary Guarantee; and Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing made by us for the benefit of Laurus.

     During much of 2004, we also had an agreement to factor a majority of our receivables although, such arrangements ceased as of December 31, 2004. We anticipate pursuing another factoring agreement in 2005 assuming we can obtain favorable terms. We believe we will need approximately $6,000,000 in the next twelve months for operational cash flow requirements, $250,000 for equipment capital expenditures and $3,500,000 for implementing our plans to open a facility in Hawaii. The Company will continue to rely on its capital requirements through cash flows from operations, borrowings from our CEO and majority stockholder, and borrowings from third parties and issuance of equity for the next twelve months. During the three months ended June 30, 2005, the Company's CEO and majority stockholder loaned the Company $200,000 and subsequent to the quarter end, he has loaned us approximately an additional $1,500,000. However, there is no assurance that the CEO and majority stockholder will be able continue to provide borrowings to the Company or will we be successful in raising needed capital through borrowings from third parties and/or issuance of equity.

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

WE HAVE NOT ACHIEVED PROFITABILITY ON AN ANNUAL BASIS AND EXPECT TO CONTINUE TO INCUR NET LOSSES IN FUTURE QUARTERS.

     If we do not achieve profitability, our business may not grow or continue to operate. In order to become profitable, we must increase our revenues and/or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. For the quarter ended June 30, 2005, we recorded a net loss of $4,028,371 and we had an accumulated deficit of $27,372,675. We could incur net losses for the foreseeable future. We will need to generate additional revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

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

     We are largely dependent on Roger Mohlman, our President and CEO, for specific proprietary technical knowledge and specialized market knowledge. Our intellectual property and our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Mohlman. Upon such occurrence, unforeseen expenses, delays, losses, and difficulties may be encountered. Further, Mr. Mohlman has been a significant source of funds for our operations. Any inability of Mr. Mohlman to continue to loan us funds for operations may have a material adverse impact on our operations.

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

RISKS ASSOCIATED WITH LAURUS FINANCING

WE HAVE SUBSTANTIAL INDEBTEDNESS TO LAURUS MASTER FUND, LTD. WHICH IS SECURED BY ALL OF OUR ASSETS AND A STOCK PLEDGE OF OUR SUBSIDIARY, ALL-STAR BEVERAGES, INC. WE WERE PREVIOUSLY IN DEFAULT UNDER THE TERMS OF THE AGREEMENTS WITH LAURUS AND TO SATISFY THE DEFAULTS WE ENTERED INTO ADDITIONAL AGREEMENTS AND ISSUED A SECOND SECURED NOTE TO LAURUS; IF ANOTHER DEFAULT SHOULD OCCUR UNDER THE SECURED NOTES ISSUED TO LAURUS, LAURUS MAY FORECLOSE ON OUR ASSETS AND WE MAY BE FORCED TO CURTAIL OUR OPERATIONS OR SELL SOME OF OUR ASSETS TO REPAY THE NOTES.

     On October 26, 2004, we entered into a $5 million credit facility with Laurus Master Fund, Ltd. pursuant to a secured convertible term note and related agreements. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

   - Failure to pay interest and principal when due;

   - An uncured breach by us of any material covenant, term or condition in any of the notes or related agreements;

   - A breach by us of any material representation or warranty made in any of the notes or in any related agreement;

   - Any money judgment or similar final process filed against us for more than $50,000;

   - Any form of bankruptcy or insolvency proceeding instituted by or against us;

   - Suspension of our common stock from our principal trading market for five consecutive days or five days during any ten consecutive days;

   - Failure to timely deliver our shares of common stock upon conversion; and

   - Change in the controlling ownership.

     On July 22, 2005, in order to satisfy the default under the terms of the Laurus note signed in October 2004 (the "First Note"), we entered into various agreements with Laurus relating to, supplementing and amending the prior agreements. Laurus agreed to forbear from taking action on existing defaults until October 26, 2007. In consideration of Laurus' forbearance, we issued Laurus a Secured Convertible Term Note in the principal amount of $1,286,098.61 (the "Second Note"), representing the aggregate accrued interest and fees owed by us to Laurus as of July 31, 2005. Under the terms of the note, interest shall be payable monthly, in arrears, commencing on September 1, 2005 until October 26, 2007, the Maturity Date. Principal and any unpaid interest is due on the Maturity Date. However, in the event another event of default should occur after July 31, 2005 under the First or Second Notes, Laurus may enforce its rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities. If this were to happen, our operations would be severely impacted, enough so that we may be forced to discontinue operations until alternate financing were in place.

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

THE ISSUANCE OF SHARES TO LAURUS UPON CONVERSION OF EACH OF THE CONVERTIBLE TERM NOTES AND EXERCISE OF ITS WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS. FUTURE SALES OF COMMON STOCK BY LAURUS AND OUR EXISTING STOCKHOLDERS COULD RESULT IN A DECLINE IN THE MARKET SHARE OF OUR STOCK.

     The issuance of shares upon conversion of the convertible term notes and exercise of warrants may result in substantial dilution to the interests of other stockholders. Laurus may ultimately convert and sell the full amount issuable on conversion of each of the notes. Although Laurus in some cases may not, subject to certain exceptions, convert their term note and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent Laurus from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, Laurus could sell more than this limit while never holding more than this limit, which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock including other selling security holders in this offering.

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

LAURUS HAS NO OBLIGATION TO CONVERT SHARES IF THE MARKET PRICE IS LESS THAN THE CONVERSION PRICE.

     Laurus has no obligation to cause us to issue common stock if the market price is less than the applicable conversion price. On October 26, 2004, the closing price of our stock was $0.56. Both convertible notes have a conversion price of $0.57. Laurus has no obligation to convert the securities or to accept common stock as payment for interest if the market price of the securities for five trading days prior to a conversion date is less than 110% the conversion price. The amount of common stock that may be issued to Laurus is subject to certain limitations based on price, volume and/or the inventory of our common stock held by Laurus.

RISK FACTORS RELATING TO OUR COMMON STOCK

DUE TO OUR PRIOR NON-COMPLIANCE WITH THE CONTINUED LISTING STANDARDS OF AMEX, AMEX WILL CONTINUE TO ASSESS AMW ON AN ONGOING BASIS. ALTHOUGH TRADING IN OUR COMMON STOCK HAS RESUMED AND WE BELIEVE WE WILL CONTINUE TO MEET THE CONTINUED LISTING REQUIREMENTS, HOWEVER, IF WE DO NOT OUR COMMON STOCK MAY BE DELISTED FROM AMEX.

     On April 18, 2005, AMEX halted trading of our common stock due to our inability to timely file our annual report on Form 10-KSB, which meant we were no longer in compliance with AMEX's continued listing standards set forth in Sections 134 and 1101 of the AMEX Company Guide. We subsequently filed our Form 10-KSB and 10-QSB for the quarter ended March 31, 2005, and trading resumed on June 30, 2005. However, if we do not continue to file our reports on a timely basis, resulting in our non-compliance with AMEX's continued listing standards, then AMEX staff may initiate delisting proceedings. If our common stock were to be delisted from the AMEX, stockholder liquidity would be extremely impacted as our common stock would most likely begin trading on the over-the-counter bulletin board or other quotation system.

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

ITEM 3. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Quarterly Report, Roger Mohlman, our President, Chief Executive Officer, and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Mohlman concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective August 1, 2005, Daniel Beckett resigned as our Chief
Financial Officer. Management is vigorously in search of a qualified replacement. In the interim, our President and Chief Executive Officer, Roger Mohlman, is serving as Chief Financial Officer.

Subsequent Evaluation

     On April 25, 2005, prior to the resignation of our Chief Financial Officer, our management concluded, following consultation with our Audit Committee and our independent registered public accounting firm, Weaver & Martin LLC, that our financial statements for the unaudited quarterly periods ended March 31, 2004, June 30, 2004, and September 30, 2004 filed on Forms 10-QSB should no longer be relied upon due to certain incorrect calculations relating to the valuation of equity transactions issued for services. Our management is doing everything in their power to prepare and correct the errors in our financial statements and will reflect these changes in amended Form 10-QSBs. Correction of this error will result in a change of value of the stock issuances for services in the financial statements. The Audit Committee has discussed with the independent auditors the matters surrounding the need to restate the prior quarter financial statements.

     Management determined the internal control deficiency that resulted in the need for the restatements were due to incorrect calculations performed by previous accounting personnel, which related to the valuation of equity transactions issued for services. Our certifying officers reevaluated the adequacy of our disclosure and procedures at the end of the quarterly periods and believe that the controls currently in place will prevent similar errors from occurring in the future.

     As a result of having to amend the Form 10-QSBs for the first three quarters of 2004, an increase of consulting expenses, a change in the net loss, and a change in loss per share will all be affected. On June 17, 2005, we filed the amended Form 10-QSB for the quarter ended March 31, 2004. On August 12, 2005, we filed the amended Form 10-QSB for the quarter ended June 30, 2004.

PART II--OTHER INFORMATION

OTHER ITEMS

     On July 22, 2005 Laurus agreed to forbear until October 26, 2007 from taking action on existing defaults under Section 4.1 of the Term Note signed in October 2004. Laurus entered into the Forbearance Agreement with us provided that we do not default in our obligations thereunder. In consideration of Laurus' forbearance, we issued Laurus a Secured Convertible Term Note in the principal amount of $1,286,098.61 (the "Second Note"), representing the aggregate accrued interest and fees owed by us to Laurus as of July 31, 2005, which shall be payable in addition to the Term Note signed in October 2004. Under the terms of the note, interest shall be payable monthly, in arrears, commencing on September 1, 2005 until October 26, 2007, the Maturity Date. Principal and any unpaid interest is due on the Maturity Date. Further, we agreed to register the shares issuable upon conversion of the Second Note in our next registration statement. In connection with the Forbearance Agreement and the Second Note, we entered into the various other agreements with Laurus providing for additional security and guaranty of our performance under the original transaction documents, the Forbearance Agreement and the Second Note. Those agreements are a Master Security Agreement; Subsidiary Guarantee; and Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing made by us for the benefit of Laurus.

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

     In addition to the acceptance of our plan by AMEX on May 26, 2004, we were notified by AMEX of our continued non-compliance with their listing standards as set forth in Section 134 and 1101 of the AMEX Company Guide for failure to file our Form 10-QSB for the period ended March 31, 2005. AMEX required us to submit a plan by June 8, 2005 advising of action we had taken or planned to take to bring AMW into compliance. If we are not in compliance with the continued listing standards by July 11, 2005 or do not make progress consistent with our plan, then AMEX staff will initiate delisting proceedings. On June 8, 2005 we submitted a plan to AMEX and on June 17, 2005 we were notified that our plan had been accepted. On June 24, 2005, we filed our Form 10-QSB for the period ended March 31, 2005.

     On June 29, 2005, AMEX's Listing Qualifications Department notified us that our continued listing deficiencies were resolved but that we will continue to be assessed on an ongoing basis. Our common stock resumed trading on AMEX on June 30, 2005.

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

     A court ordered settlement conference was held in December 2004 in which debtor entities, American Water Star, and creditors agreed to broad mutual releases between one another, including the release of any potential litigation involving the trademark infringement allegations. The conference resulted in a settlement agreement, wherein American Water Star would issue 400,000 shares of unrestricted, registered common stock designated to Water Star Bottling, Inc., in exchange for consulting services and 100,000 shares of restricted common stock. In addition, Mr. Mohlman would release a lien he had on property located in Wyoming to the representative parties of Geyser Products. However, subsequent to the settlement conference, one of the parties that negotiated on behalf of Geyser Products has since denied his ability to act on behalf of Geyser and has refused to sign the settlement agreement. In response to his denial, American Water Star filed a motion for sanctions to compel the carrying out of the settlement in bankruptcy court and a continued hearing was held on April 27, 2005. At the hearing an order enforcing the settlement agreement reached on December 14, 2004 was granted and the motion and counter-motion for sanctions was withdrawn. Additionally, the involuntary bankruptcy petition against Water Star Bottling, Inc. was dismissed and the involuntary bankruptcy petition against Geyser Products, LLC will no longer be contested. On August 1, 2005, Geyser Products and Water Star Bottling filed motions with the
Bankruptcy Court seeking to set aside the Order signed and affirmed on April 27, 2005 based on the shares of stock that were used as consideration for the settlement were now worthless due to the Company's stock being suspended from trading during the second quarter 2005. The Company is planning to file an Opposition to the motion on or before August 16, 2005. A hearing is currently scheduled on the debtors' motion for September 2, 2005.

     On June 10, 2005, the Company was served with a complaint styled Aaron Rents, Inc., Plaintiff vs. Camelot Ltd., Inc., American Water Star, Inc., and All Star Beverages, Inc., Defendants, Circuit Court for Pike County, Mississippi, Case No. 05-173-PCS. Plaintiff has alleged causes of action for breach of a real property lease and unlawful entry and detainer. Plaintiff seeks the delivery of the premises and the attachment of property and the posting of a bond during the pendency of the proceeding. The Company believes that the allegations are without merit and intends to defend this matter vigorously. Counsel has been retained in Mississippi to defend these allegations. The Company is preparing to file a response to the complaint prior to September 1, 2005. It is not possible at this time to predict the outcome of this litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On June 10, 2005, the Company granted a warrant to purchase 1,000,000 shares of common stock with a purchase price of $0.20 to a consultant for the Company pursuant to the Company's Stock Plan and a Consultant Agreement. The warrant has a five year term. We believe the warrant was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Regulation D Rule 506. The warrant was issued directly by the Company and did not involve a public offering or general solicitation. The consultant was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and Exchange Act reports. The Company reasonably believed that the consultant, immediately prior to his investment, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of his investment. The consultant had the opportunity to speak with the Company's management on several occasions prior to his investment decision.

Securities authorized for issuance under equity compensation plans

     The Company's Stock Plan provides for the issuance of the Company's equity securities as compensation for consulting and/or legal services provided to the Company from time to time. The Company limits the recipients of stock issued pursuant to the Stock Plan to natural persons who performed bona-fide services to the Company which were not in connection with the offer or sale of securities in a capital-raising transaction, and which do not directly or indirectly promote or maintain a market for the Company's securities. All shares issued pursuant to the Stock Plan were registered with the Commission on Form S-8 filed with the SEC on July 20, 2005 (the "Registration Statement").

     On July 15, 2005, the board of directors authorized the filing of the Registration Statement and the issuance of an aggregate 8,000,000 shares of its common stock to be registered under the Registration Statement, valued at $1,840,000, to 15 persons pursuant to the Company's Stock Plan and employment, consulting or legal services agreements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Effective October 26, 2004, we concluded a $5 million debt financing with Laurus Master Fund, Ltd. and issued a three-year term note, with monthly payments of interest commencing on December 1, 2004, and monthly principal payments commencing on February 1, 2005 (the "First Note"). On February 28, 2005, Laurus agreed to waive each Event of Default which may have arisen under
Section 4.1 of the Term Note signed in October 2004. As part of this agreement the liquidated damages of our previous Registration Agreement from October 2004, resumed on April 15, 2005 with respect to the filing of the registration statement, and resumed on May 1, 2005 with respect to the effectiveness of such registration statement. Pursuant to the Registration Agreement with Laurus, if the registration statement is not declared effective within the timeframe described, or if the registration is suspended other than as permitted, in the Registration Rights Agreement, we will be obligated to pay Laurus a fee equal to 2.0% of the original principal amount of the Note for each 30 day period (pro rated for partial periods) that such registration conditions are not satisfied. At the time of this report we have not complied with these timeframes and may be subject to such penalties.

     On July 22, 2005, the Company and Laurus entered into the following agreements relating to, supplementing, and amending the Prior Credit Facility:
(i) Forbearance Agreement, between the Company and Laurus; (ii) Secured Convertible Term Note, issued by the Company to Laurus; in the principal amount of $1,286,098.61; (iii) Master Security Agreement, among various subsidiaries of the Company named therein and Laurus ; (iv) Subsidiary Guarantee, issued by the various subsidiaries of the Company named therein and Laurus; and (v) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, made by the Company for the benefit of Laurus.

     Prior to entry into the Forbearance Agreement, the Company had defaulted under various provisions of the Transaction Documents. Pursuant to the Forbearance Agreement, however, Laurus has agreed that it will forbear from taking action on existing defaults under the Transaction Documents until October 26, 2007, provided that it does not default under its obligations under the Forbearance Agreement. In consideration of Laurus's forbearance, the Company issued to it a Secured Convertible Term Note in the principal amount of $1,286,098.61, representing the aggregate accrued interest and fees owed by the Company to Laurus as of July 31, 2005 (the "Second Note"), which shall be payable in addition to the First Note in accordance with its terms. Under the terms of the note, interest shall be payable monthly, in arrears, commencing on September 1, 2005 until October 26, 2007, the Maturity Date. Principal and any unpaid interest is due on the Maturity Date. In addition, the Company agreed to register the shares issuable upon conversion of the Second Note in the Company's next Registration Statement. In connection with the Forbearance Agreement and the Second Note, the Company, various of its subsidiaries, and Laurus entered into various other agreements providing for additional security and guaranty of the Company's performance under the Transaction Documents, the Forbearance Agreement and the Second Note. The Second Note was issued in addition to, and not in replacement or satisfaction of, the First Note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION.

       Effective July 31, 2005, Daniel Beckett resigned from the board of directors and as Chief Executive Officer and Secretary of the Company. At a special meeting of the board of directors held on July 13, 2004, Jerry Ludeman was elected to serve as a director of the Company, effective immediately, to fill the vacancy created by the resignation of Dale Paisley in March 2005. In addition, at the special meeting Mr. Ludeman was appointed to the position of Secretary of American Water Star to be effective August 1, 2005, the day following the resignation of Mr. Beckett. The Company is currently searching for a qualified replacement to serve as its Chief Financial Officer. In the interim, our President and Chief Executive Officer, Roger Mohlman, is serving as our Chief Financial Officer.

ITEM 6.  EXHIBITS

Exhibits


31.1	Certification of the Chief Executive Officer, President and  Interim  Chief
	Financial Officer pursuant to rule 13a-14(a).

32.1	Certification by the  Chief Executive  Officer  and Interim Chief Financial
	Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to  Section  906  of
	the Sarbanes-Oxley Act of 2002.


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN WATER STAR, INC.
(Registrant)


By: /s/ Roger Mohlman
----------------------
      Roger Mohlman, Chief Executive Officer, President,
      and Interim Chief Financial Officer
      (On behalf of the registrant and as
       principal accounting officer)

Date: August 15, 2005