Form 10QSB/A
period 2004-09-30
AMERICAN WATER STAR  INC
filed 2006-01-30
CIK 1041580

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB/A
                                (Amendment #2)

           [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  September 30, 2004

           [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 001-32220

                           AMERICAN WATER STAR, INC.
       (Exact name of small business issuer as specified in its charter)

NEVADA                                                               87-0636498
-------------------------------				 ----------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

4545 CAMERON ST. SUITE A LAS VEGAS, NEVADA                                89103
------------------------------------------		 ----------------------
(Address of Principal Executive Offices)                             (Zip Code)

                                (702) 740-7036
	       ------------------------------------------------
               (Issuer's telephone number, including area code)
Check  mark  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes            No ___X__

       The number of shares of Common Stock, $0.0001 par value, outstanding on November 1, 2004, was 80,017,858 shares.

       Transitional Small Business Disclosure Format (check one):

                           Yes             No      X

                           AMERICAN WATER STAR, INC.
                             FOR THE QUARTER ENDED
                              SEPTEMBER 30, 2004

                                INDEX TO REPORT
                                ON FORM 10-QSB

PART I

                                                                         Page(s)
Item Financial Statements
1. Consolidated Balance Sheet as of September 30, 2004 (Unaudited)         3
   Consolidated Statements of Operations for Each of the
     Three-Month and Nine-Month Periods Ended September 30, 2004 and
     2003 (Unaudited)                                                      4
   Consolidated Statements of Cash Flows for Each of the Nine-Month
   Periods Ended September 30, 2004 and 2003 (Unaudited)		   5
   Notes to Consolidated Financial Statements.(Unaudited)            	   7
2. Item Management's Discussion and Analysis and Plan of Operation 	  13
3. Item Controls and Procedures						  31

PART II - OTHER INFORMATION

Item 1.Legal Proceedings                                 		  32
Item 2.Changes in Securities                             		  33
Item 3.Defaults Upon Senior Securities                   		  35
Item 4.Submission of Matter to a Vote of Security Holders		  35
Item 5.Other Information                                 		  35
Item 6.Exhibits and Reports on Form 8-K                  		  35
       Signatures                                        		  37

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                              SEPTEMBER 30, 2004


ASSETS

Current assets:
     Cash                                                       $         275,942
     Accounts receivable                                                  143,864
     Inventories                                                        3,642,341
     Notes receivable                                                      70,000
     Due from related party                                               143,444
     Prepaid expenses and other                                            99,213
							        -----------------
          Total current assets                                          4,374,804
							        -----------------
Property, plant and equipment, net of accumulated
depreciation of $577,195                             			3,702,433
							        -----------------
Other assets:
     Bottling and other equipment held for future use                   6,057,854
     Intangible assets                                                    362,980
     Deposits and other                                                    96,393
							        -----------------
          Total other assets                                            6,517,227
							        -----------------
TOTAL ASSETS                                                    $      14,594,464
								=================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and other accrued expenses                  $       1,692,369
   Advances from the Company's Chairman, Chief Executive
     Officer and largest stockholder
                                                                           21,887
   Notes payable to the Company's Chairman, Chief Executive
     Officer and largest stockholder
                                                                        1,150,000
   Notes payable                                                          100,000
   Due to related party                                                   239,048
							        -----------------
TOTAL CURRENT LIABILITIES                                               3,203,304
							        -----------------
Commitments and contingencies

Stockholders' equity:

     Preferred stock, $0.0001 par value, 20,000,000 shares
      authorized, of which 4,100,000 are designated as Series
      A preferred convertible stock.                                            -
     Common stock, $0.0001 par value, 150,000,000 shares
      authorized, 80,017,858 shares issued and outstanding                  8,002
     Additional paid in capital                                        30,428,744
     Stock subscription receivable                                        (23,625)
     Unearned consulting and legal services                            (1,368,233)
     Accumulated deficit                                              (17,653,728)
							        -----------------
TOTAL STOCKHOLDERS' EQUITY                                             11,391,160
							        -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $      14,594,464
								=================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND
                                     2003


                                                               For the Three-Month Period Ended  For the Nine-Month Period Ended
                                                               September 30,       September 30, September 30,     September 30,
                                                                   2004                2003           2004              2003
							       -----------------   ------------- --------------	   -------------
Sales                                                          $         473,298   $   1,411,172 $    2,771,701    $   3,175,814
   Less: slotting fees                                                    55,000               -        346,547              -
							       -----------------   ------------- --------------	   -------------
Net sales                                                                418,298       1,411,172      2,425,154        3,175,814
Cost of sales                                                            576,649         417,461      1,971,128        1,426,899
							       -----------------   ------------- --------------	   -------------
Gross profit                                                           (158,351)         993,711        454,026        1,748,915
							       -----------------   ------------- --------------	   -------------
Operating expenses:
   General and administrative                                          2,208,875       1,390,252      9,520,632        2,836,214
   General and administrative - related parties
                                                                         282,325               -      1,399,665                -
   Depreciation and amortization					 109,694          60,999        253,858          188,445
							       -----------------   ------------- --------------	   -------------
          Total operating expenses                                     2,600,894       1,451,251     11,174,155        3,024,659
							       -----------------   ------------- --------------	   -------------
Net loss from operations                                             (2,759,245)       (457,540)   (10,720,129)       (1,275,744)
							       -----------------   ------------- --------------	   -------------
Interest (expense)                                                       (4,004)        (26,333)       (30,030)          (86,126)
							       -----------------   ------------- --------------	   -------------
NET LOSS                                                       $       (483,873)   $ (2,763,249) $ (10,750,159)	   $  (1,361,870)
							       ================	   ============	 =============	   =============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED		       $          (0.04)   $      (0.01) $       (0.14)    $	   (0.03)
							       ================	   ============	 =============	   =============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND
DILUTED								     78,633,907      54,906,495     75,057,417        47,960,625
							       ================	   ============	 =============	   =============



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
     FOR EACH OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                   	   For the Nine-Month
                                                                   	      Period Ended
                                                                      September	   	   September
                                                                      30, 2004	   	   30, 2003
								   --------------	--------------
Cash flows from operating activities:
  Net loss                                                         $ (10,750,159)       $  (1,361,870)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
   Depreciation and amortization                                         285,425	      511,469
   Interest expense paid with shares of common stock                           -	       86,126
   Stock issued for services                                           5,429,256	      741,045
   Warrants for services                                                       -	      689,000
   Amortization - deferred  costs                                         33,279	            -
  Decrease (increase) in assets:
   Accounts receivable                                                  (119,023)	   (1,338,160)
   Inventories                                                          (682,556)	      165,539
   Deposits and other assets                                             (49,893)	      (64,628)
   Prepaid expenses                                                      (99,213)	            -
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                               1,307,487	       50,036
   Advances from (repayments to) the Company's Chairman,
    Chief Executive Officer and largest stockholder, net		(299,623)	            -
								   --------------	--------------
NET CASH USED IN OPERATING ACTIVITIES                                 (4,945,020)  	     (521,444)
								   --------------	--------------
Cash flows used in investing activities:
   Purchase of land and building - third parties                      (2,366,470)	            -
   Purchase of equipment from third parties                             (174,725)	      (60,850)
   Purchase of equipment from third parties - held for
     future use                                                          (87,773) 	            -
   Purchase of equipment held for future use -
     related party                                                    (3,711,510)	            -
   Intangible assets                                                    (135,000)		    -
   Issuance of notes receivable                                          (35,000)	       60,000
								   --------------	--------------
NET CASH USED IN INVESTING ACTIVITIES                              $  (6,510,478)       $	 (850)
								   --------------	--------------


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                AMERICAN WATER STAR, INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS CASH FLOWS
                                  (UNAUDITED)
     FOR EACH OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

                                                             For the Nine-Month Period Ended
                                                             September 30,     September 30,
                                                                  2004              2003
							     -------------     -------------
Cash flows provided by financing activities:
 Proceeds from issuance of common stock                      $   7,282,801     $     602,362
 Proceeds from exercise of warrants                              1,224,386                 -
 Proceeds from notes payable from Chairman, Chief
  Executive Officer and largest stockholder              	 2,850,000                 -
 Net proceeds on advances from related parties                    (447,143)          238,867
 Net proceeds on convertible bonds                                       -            50,000
 Proceeds from issuance of note payable                            100,000                 -
							     -------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       11,010,044           891,229

NET INCREASE (DECREASE) IN CASH                                   (445,454)          368,935
							     =============     =============
CASH - BEGINNING OF PERIOD                                         721,396            85,990
							     -------------     -------------
CASH - END OF PERIOD                                         $     275,942     $     454,925
							     =============     =============

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

During the nine-month period ended September 30, 2003, the Company's Chairman, Chief Executive Officer and largest stockholder exchanged inventory with predecessor cost of $1,253,355 for 15,666,934 shares of common stock, the fair value of the shares issued.

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

2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 30, 2004:


Raw materials and supplies	$2,722,785
Finished goods              	$  919,556
				----------
TOTAL                     	$3,642,341
				==========

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2004 consisted of the following:


Building and land                  $2,366,470
Bottling and other equipment          841,896
Office equipment                      495,414
Furniture and fixtures                 80,192
Website                               357,589
Vehicles                               35,200
Improvements                          102,867
				   ----------
                                    4,279,628
   Less: accumulated depreciation    (577,195)
				   ----------
TOTAL PLANT AND EQUIPMENT, NET     $3,702,433
				   ==========

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

4.  RELATED PARTY TRANSACTIONS

Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer and largest stockholder provided the following to the Company in 2004:

Services:

                                                      For the Three-Month Period Ended        For the Nine-Month Period Ended
                                                             September 30, 2004                     September 30, 2004
						      --------------------------------	      -------------------------------
Product development                                          $        96,025                         $      575,473
Rents on equipment and facilities under sublease
arrangements                                                         186,300                                540,740
Leased employee cost                                                       -                                283,452
							     ---------------			     --------------
TOTAL                                                        $       282,325                         $    1,399,665
							     ===============			     ==============

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

Issued 1,641,627 shares of its common stock upon exercise of warrants. The proceeds upon these exercises were $765,135 of which $23,625 had not been received by September 30, 2004. This amount is recorded as subscription receivable.

Retired 54,168 shares of its common stock upon settlement of disputes of the predecessor company.

During the second quarter of 2004, the Company:

Issued 200,000 shares of its common stock as partial consideration for the acquisition of the assets of Sunset Bottling Company. Total consideration was $220,000.

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

5. CAPITAL STOCK TRANSACTIONS, CONTINUED

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

   -   Slower   than   anticipated  sales  of  our  products  and/or  increased
       competition; and

   -   Greater than expected slotting fees and promotional goods.


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

       In February 2004, we acquired the assets of Sunset Bottling Company ("Sunset"), the site of our Jacksonville, Florida production facility. The cost of these assets totaled $355,000, consisting of $135,000 cash paid to Sunset and 200,000 shares of our common stock valued at $220,000. In July 2004, we sold the private label water business acquired in the Sunset transaction for $250,000. This sale provides for the buyer to pay us $1.00 for each case of water sold to private label customers until the purchase price has been paid or until July 2009, whichever occurs first. We will record payments received as a reduction of the intangible asset recorded as a result of the Sunset asset acquisition. No payments have been received on this agreement through September 30, 2004.

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

   -50%-60% private labeling,

   -30% co-packing,

   -10%-20% branded products.

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

                             Three-Month Period Ended                		     Nine-Month Period Ended
                                September 30, 2003                      		September 30, 2003
                  As reported	  Adjustment	Adjusted Balance	As Reported 	Adjustment	Adjusted Balance
		  -----------	  ----------	----------------	-----------	----------	----------------
Net sales         $ 1,411,172	  $(864,000)    $	 547,172	$ 3,175,814	$(864,000)      $      2,311,814
Cost of sales         417,461 	   (259,000)         	 158,461   	  1,426,899	 (259,000)             1,167,899
		  -----------	  ----------	----------------	-----------	----------	----------------
Gross profit      $   993,711	  $(605,000)    $	 388,711  	$ 1,748,915	$(605,000)      $      1,143,915
		  ===========	  =========	================	===========	=========	================
Net loss          $  (483,873)	  $(605,000)    $     (1,088,873)	$(1,361,870)	$(605,000)      $     (1,966,870)
		  ===========	  =========	================	===========	=========	================
Net loss per share$	(0.01)    $   (0.01)    $	   (0.02)       $     (0.03)    $   (0.01)      $	   (0.04)
		  ===========	  =========	================	===========	=========	================

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

       During the third quarter of 2004, we were put on notice by the licensor of Splenda{reg-trade-mark} to remove their trademark from the labels of our products. We have agreed to stop any future production of labels with their trademark, however, we have continued to ship and sell any products that had been produced with their mark. We have been in communication with the licensor and have come to the conclusion we may no longer buy directly from them. We believe we have located two other sources of sucralose products that may be used in our products, if needed.

       We had anticipated to launch a new product line of mixers and commence sales during the fourth quarter of this year. We were unable to obtain a key ingredient, Splenda{reg-trade-mark}, for this new product and therefore were unable to follow through with the actual sales of the products. We anticipate a launch of this line with a sucralose substitute.

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

GENERAL AND ADMINISTRATIVE

       General and administrative expenses were $2,208,875 in the third quarter of 2004 and $9,520,632 in the first three quarters of 2004 compared to $1,390,252 and $2,836,214 in the same periods in 2003. These amounts include consulting and legal services for stock of $368,289 and $5,429,256 in the three and nine-month periods in 2004 compared to $502,659 and $1,461,638 in the same periods in 2003. We used stock as compensation for services as a means to preserve cash. When and if positive cash flow from operations is generated, we anticipate that the use of this strategy will lessen, which we believe will result in a decrease in our cost of these expenses.

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

                                                            For the       For the
                                                          Three Month    Nine Month
                                                         Period Ended   Period Ended
                                                         September 30,  September 30,
                                                             2004           2004
							 -------------	-------------
Product development                                      $      96,025  $     575,473
Rents on equipment and facilities
under sublease arrangements                                    186,300        540,740
Leased employee cost                                                 -        283,452
							 -------------	-------------
Total                                                    $     282,325  $   1,399,665
							 =============	=============
These entities also billed the Company for the following:
Bottling and office equipment                            $   2,055,942  $   3,711,510
							 =============	=============

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

NET LOSS

       Net loss was $2,763,249 for the third quarter of 2004 and $10,750,159 in the first three quarters of 2004 compared to adjusted net loss of $1,088,873 and $1,966,870 in the comparable periods in 2003. The increase in net loss reflects the impact of discarded inventory, higher slotting fees and promotional goods and the high levels of general and administrative expenses, including professional fees that were incurred in our efforts to build distribution channels and expand our markets.

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

       Net cash used in operating activities in 2004 was $4,945,020. Our net loss for the nine months ended September 30, 2004 was $10,750,159, which included a depreciation and amortization expense of $285,425 and stock issued for services of $5,429,256. We have relied extensively on the issuance of stock as a means to pay for professional services. This strategy allows us to preserve cash that can be used for operations and to develop our distribution network.

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

WE HAVE NOT ACHIEVED PROFITABILITY ON AN ANNUAL BASIS AND EXPECT TO CONTINUE TO INCUR NET LOSSES IN FUTURE QUARTERS.

       If we do not achieve profitability, our business may not grow or continue to operate. In order to become profitable, we must increase our revenues and/or decrease expenses. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We recorded a net loss of $6,326,270 for the year ended December 31, 2003 and for the nine months ended September 30, 2004, we had an accumulated deficit of $17,653,728. We could incur net losses for the foreseeable future. We will need to generate additional revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to increase revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

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

THE INABILITY TO UTILIZE SPLENDA{reg-trade-mark}, A PRIMARY NON-NUTRITIVE SWEETENER USED IN OUR PRODUCTS, MAY IMPACT OUR OPERATIONS.

       Generally, raw materials utilized by us in our business are readily available from numerous sources. However, Splenda{reg-trade-mark}, an important non-nutritive sweetener which is currently used in our product to produce a low or zero calorie beverage is only available from one source directly. If we are unable to purchase Splenda{reg-trade-mark} directly and have to rely on other sources, this may cause an increase in production costs, which could adversely impact our business in the short-term. Furthermore, if we are unable to use Splenda{reg-trade-mark} in our product then we may have to rely on alternative sources for sweeteners, which could result in new formulations of our products and could adversely impact our business.

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

       On February 17, 2004, a complaint was filed  in  Superior  Court  in the
County   of  Los  Angeles,  State  of  California,  Case  No.  BC310716  styled
American Water Star, Inc., etc. v. Kevin O'Keefe, an individual, CIBC Oppenheimer, a division of CIBC World Markets Corp, a Delaware corporation; Oppenheimer & Co., Inc., a New York corporation, Brighton Opportunity Fund, etc. et al. In this case, the Company assert ed various contract and tort claims , including fraud , against each of the defendants for an amount approximately $30,000,000 . The case has been remanded to state court after it was first removed to federal court on April 1, 2004. No cross-claims have yet been asserted against the Company . The case was recently ordered to arbitration. It is not possible at this time to predict the outcome of this litigation

       On June 28, 2004, the Company joined by other creditors, filed involuntary bankruptcy petitions against Geyser Products, LLC and Water Star Bottling, Inc., in United States Bankruptcy Court, District of Nevada, Case No. 04-14573 and Case No. 04-14578. The Company believes it is owed substantial sums of money from the latter, debtor entities. The Company believes that neither of the debtor entities have any hard or substantial assets from which to make recovery, but, the Company also believes that the debtor entities may be pursuing litigation on their own behalf and that the principals of the debtor entities may intend to keep any settlement proceeds for themselves, rather than distribute proceeds to creditors. If the involuntary petitions are successful, a bankruptcy trustee would take control over any claims or lawsuits and would insure that settlement proceeds are distributed to creditors. While the Company is confident in the merits of its involuntary petition, the Company could be required to pay attorneys fees and costs in the event it does not prevail in its efforts to force the debtor entities into bankruptcy. Trial for both cases is currently set for January 3, 2005.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5. OTHER INFORMATION.

       None.

ITEM 6. EXHIBITS

Exhibits

4.1 ***Amended Stock Plan dated March 1, 2004.
4.2     Securities Purchase Agreement, dated  October 26, 2004  between the
	Company and Laurus Master Fund, Ltd.  (Exhibit 4.1 of the Company's
	Report on Form 8-K filed on November 4, 2004).

4.3     Registration Rights Agreement, dated  October 26, 2004  between the
	Company and Laurus Master Fund, Ltd. (Exhibit 4.2 of the  Company's
	Report on Form 8-K filed on November 4, 2004).

4.4     Master Security Agreement, dated October 26,2004 in favor of Laurus
	Master Fund, Ltd. (Exhibit 4.3 of the Company's Report on Form 8-K filed on November 4, 2004).

4.5     Subsidiary  Guaranty,  dated  October 26, 2004 between the All-Star
	Beverages, the Company's subsidiary, and  Laurus  Master Fund, Ltd.
	(Exhibit 4.4 of the Company's Report on Form 8-K filed on  November
	4, 2004).

31.1* Certification of the Chief Executive Officer and President pursuant to rule 13a-14(a).

31.2*   Certification of the Chief Financial Officer pursuant to  Rule 13a-
	14(a).

32.1**  Certification  by  the  Chief  Executive  Officer  and by the Chief
	Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to
	Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*** Press Release dated November 11, 2004 discussing the results of the Company's conference call hosted by Roger Mohlman.

99.2*** Press Release dated November 16, 2004 discussing the addition of a new distributor for the Company's products.

*       Filed herewith
**      Filed in original Form 10-QSB on November 19, 2004
***     Filed in Amendment No. 1 to Form 10-QSB on December 6, 2004

SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN WATER STAR, INC.
(Registrant)


By:/s/ Roger Mohlman
   -----------------
       Roger Mohlman,
       Chief Executive Officer, President and
       Interim Chief Financial Officer

Date: January 27, 2006