Form 10QSB
period 2005-09-30
AMERICAN WATER STAR  INC
filed 2007-07-09
CIK 1041580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32220

AMERICAN WATER STAR, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0636498
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2580 Anthem Village Dr., Suite B1

Henderson, Nevada 89052

(Address of principal executive offices)

(702) 588-5965

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2005, was 89,744,525 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

American Water Star, Inc. and Its Subsidiaries

Consolidated and Condensed Balance Sheet

(Unaudited)

September 30, 2005

ASSETS
Current assets:
Cash	$ 11,180
Accounts receivable	1,419,330
Inventories	3,337,529
Prepaid expenses and other current assets	110,325
Total current assets	4,878,364
Property, plant and equipment, net	6,146,976
Equipment held for future use	1,928,624
Leased equipment from a related party held for future use, net	961,800

Other assets:
Intangible assets	103,000
Deposits and other assets	107,125
Total other assets	210,125

Total assets	$ 14,125,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$ 2,132,684
Accrued compensation and notes payable from the Company's Chairman, Chief Executive Officer and largest stockholder	1,794,166
Current maturity of long-term convertible debt	5,832,907
Current portion of capital lease obligation - related party	151,345
Total current liabilities	9,911,102

Long-term capital lease obligation - related party	633,814
Total liabilities	10,544,916

Commitments and contingencies	--

Stockholders' equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, no shares issued	--
Series A preferred convertible, 4,100,000 shares authorized, no shares issued	--
Common stock, $0.0001 par value, 150,000,000 shares authorized, 89,744,525 Shares issued and outstanding	8,975
Stock for services not issued, 720,000 shares	72
Unamortized cost of shares issued for services	(1,051,941)
Additional paid-in capital	35,262,888
Accumulated deficit	(30,639,021)
Total stockholders' equity	3,580,973

Total liabilities and stockholders' equity	$ 14,125,889

See notes to consolidated and condensed financial statements

American Water Star, Inc. and Its Subsidiaries

Consolidated and Condensed Statements of Operations

(Unaudited)

For Each of the Three-Month and Nine-Month Periods Ended September 30, 2005 and 2004

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Sales	$ 1,110,519	$ 473,298	$ 2,457,294	$ 2,771,701
Less: slotting fees	--	55,000	--	346,547

Net sales	1,110,519	418,298	2,457,294	2,425,154
Cost of sales	(466,546)	576,649	949,576	1,971,128

Gross profit	1,577,065	(158,351)	1,507,718	454,026

Operating expenses:
General and administrative	2,651,173	2,208,875	5,600,261	9,520,632
General and administrative - related parties	--	282,325	47,520	1,399,665
Depreciation and amortization	250,456	109,694	767,346	253,858

Total operating expenses	2,901,629	2,600,894	6,415,127	11,174,155

Net loss from operations	(1,324,564)	(2,759,245)	(4,907,409)	(10,720,129)

Interest (expense)	(1,941,782)	(4,004)	(2,387,308)	(30,030)

Net loss	(3,266,346)	$ (2,763,249)	$ (7,294,717)	$ (10,750,159)

Net loss per common share - basic and diluted	$ (0.04)	$ (0.04)	$ (0.09)	$ (0.14)

Weighted average number of shares outstanding - basic and diluted	86,478,039	78,633,907	83,352,949	75,057,417

See notes to consolidated and condensed financial statements

American Water Star, Inc. and Its Subsidiaries

Consolidated and Condensed Statements of Cash Flows

(Unaudited)

For Each of the Nine-Month Periods Ended September 30, 2005 and 2004

	For the Nine-Month Period Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$ (7,294,717)	$ (10,750,159)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	747,648	285,425
Interest expense paid with shares of common stock	960,500	-
Stock issued for services	1,245,938	5,429,256
Warrants for services	221,000	-
Amortization - deferred costs		33,279
Decrease (increase) in assets:
Accounts receivable	(783,173)	(119,023)
Inventories	(181,205)	(682,556)
Deposits and other assets	67,289	(49,893)
Prepaid expenses	87,509	(99,213)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,472,337	1,307,487
Increase in accrued interest related to convertible debt	1,332,372	-
Advances from (repayments to) the Company's Chairman, Chief Executive Officer and largest stockholder, net	971,986	(299,623)

Net cash used in operating activities	(1,152,516)	(4,945,020)

Cash flows used in investing activities:
Purchase of land and building - third parties	-	(2,366,470)
Purchase of equipment from third parties	(12,645)	(174,725)
Purchase of equipment from third parties - held for future use	-	(87,773)
Purchase of equipment held for future use -
related party	-	(3,711,510)
Intangible assets	-	(135,000)
Issuance of notes receivable	-	(35,000)

Net cash used in investing activities	$ (12,645)	$ (6,510,478)

American Water Star, Inc. and Its Subsidiaries

Consolidated and Condensed Statements of Cash Flows

(Unaudited)

For Each of the Nine-Month Periods Ended September 30, 2005 and 2004

For the Nine-Month Period Ended
September 30, 2005		September 30, 2004

Cash flows provided by financing activities:
Proceeds from issuance of common stock	$ -	$ 7,282,801
Proceeds from exercise of warrants	-	1,224,386
Proceeds from notes payable from Chairman, Chief Executive Officer and largest stockholder	-	2,850,000
Net proceeds on advances from related parties	-	(447,143)
Payment on capital lease obligation	(110,283)	-
Increase in Note payable-net	-	-
Proceeds from issuance of note payable	-	100,000

Net cash provided by financing activities	(110,283)	11,010,044

Net increase (decrease) in cash	(1,275,443)	(445,454)

Cash - beginning of period	1,286,624	721,396

Cash - end of period	$ 11,181	$ 275,942

Supplemental disclosures of non-cash financing activities :
Conversion of notes payable held by the Company’s Chairman, Chief Executive Officer and largest shareholder or entities directly or indirectly controlled by that individual into 1,888,889 shares of common stock	-	$ 1,700,000

Acquisition of Sunset Bottling Company through 200,000 shares of common stock	-	$ 228,000

See notes to consolidated and condensed financial statements.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of September 30, 2005

1.	Interim Presentation

The consolidated financial statements as of September 30, 2005 and for the nine-month period ended September 30, 2005 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended September 30, 2005 and 2004, the Company incurred losses of $7,294,717 and $10,750,159, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. It is management's plan to finance its operations for the foreseeable future primarily through capital raised through financing options in the investment community and by increasing its revenues through its current and new customers. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to achieve its operational objectives.

3.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 30, 2005:

Raw materials and supplies	$ 2,194,087
Finished goods	1,181,442

Total	$ 3,375,529

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of September 30, 2005

4.   Property, Plant and Equipment

Property, plant and equipment at September 30, 2005 consisted of the following:

Building and land	$2,366,470
Bottling and other equipment	4,210,666
Office equipment	631,645
Furniture and fixtures	80,195
Website	357,589
Vehicles	65,601
Improvements	101,884

7,814,050
Less: accumulated depreciation	(1,667,074)

Total plant and equipment, net	6,146,976

Bottling and other equipment with a book value of $1,928,624 has not been put into use at September 30, 2005 and is classified as bottling and other equipment held for future use. The Company also has bottling and other equipment with a book value of $961,800, which is under capital lease obligations. The accumulated depreciation on the leased equipment as of September 30, 2005 was $120,200.

5.	Related Party Transactions

In the nine-month period ended September 30, 2005, the Chairman, Chief Executive Officer and largest stockholder of the Company advanced $58,000 to the Company.

Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer and largest stockholder provided the following to the Company for the nine months ended September 30, 2005 and September 30, 2004, respectively:

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of September 30, 2005

Services:

	For the Nine-Month Period Ended September 30, 2005	For the Nine-Month Period Ended September 30, 2004
Product development	$ 0	$ 203,521
Rents on equipment and facilities under sublease arrangements	47,520	381,986
Leased employee and consulting cost Lease payments of equipment under capital lease Raw Materials Cash Advances/Repayments	0 110,283 0 0	458,452 0 369,720 468,963
Total	$ 157,803	$ 1,882,642

These entities sold bottling and office equipment to the Company for $-0- and $1,521,592 in the nine month periods ended September 30, 2005 and 2004, respectively.

6. Equity Transactions

During the first quarter 2005:

On February 28, 2005, the Company issued Laurus Master Fund, Ltd. (“Laurus”) a warrant to purchase 1,500,000 shares of common stock with a purchase price of $0.50 pursuant to an Amendment and Waiver Agreement for the purpose of amending the terms of the previous Secured Convertible Term Note, the Securities Purchase Agreement, and the Registration Rights Agreement, all dated October 26, 2004. The warrant has a five year term. The value of the warrant, according to a Black-Sholes calculation, was $114,000.

During the second quarter 2005

On June 10, 2005, the Company granted a warrant to purchase 1,000,000 shares of common stock with a purchase price of $0.20 to a consultant for the Company pursuant to the Company’s Stock Plan and a Consultant Agreement. The warrant has a five year term. The value of the warrant, according to a Black-Sholes calculation, was $107,000.

During the third quarter 2005

On July 20, 2005, the Company issued 6,750,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $1,485,000.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of September 30, 2005

On August 16, 2005, the Company issued 1,500,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $320,000.

On September 9, 2005, the Company issued 16,667 post 1:12 split shares of its common stock to an investor in the Company’s predecessor, American Career Centers. The investor had purchased 200,000 shares prior to the split on March 12, 2002 for $20,000 but the shares were never issued.

On September 13, 2005, the Company issued 300,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $87,000.

On September 16, 2005, the Company issued 950,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $266,000.

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

As of September 30, 2005

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

7.	Default Upon Senior Securities

On July 22, 2005, in order to satisfy the default under the terms of the Laurus note signed in October 2004 (the “First Note”), the Company entered into various agreements with Laurus relating to, supplementing and amending the prior agreements. Laurus agreed to forbear from taking action on existing defaults. In consideration of Laurus’ forbearance, the Company issued Laurus a Secured Convertible Term Note in the principal amount of $1,286,098.61 (the “Second Note”), representing the aggregate accrued interest and fees owed by the Company to Laurus as of July 31, 2005. Under the terms of the Second Note, interest shall be payable monthly, in arrears, commencing on September 1, 2005 until October 26, 2007, the Maturity Date. Principal and any unpaid interest is due on the Maturity Date. The Second Note was issued in addition to, and not in replacement or satisfaction of, the First Note.

As of September 30, 2005, the Company was in default under the terms of the First and Second Note with Laurus, which has resulted in the entire Note balance being classified as a current liability. All of the notes due to Laurus has been reclassified as current debt.

8.	Subsequent Events

On November 18, 2005, the Board of Directors authorized Roger Mohlman’s request to convert the notes payable to him by the Company into shares of the Company’s common stock thereby reducing the Company’s current liabilities by approximately $1,000,000. The conversion rate was $0.03 per share based on the reported market price of the Company’s common stock on the date of conversion of December 30, 2005.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of September 30, 2005

On November 4, 2005, Laurus notified the Company that certain defaults had occurred in the Securities Purchase Agreement, including the Company’s failure to make interest payments on September 1, 2005, October 1, 2005 and November 1, 2005. In addition, the Company had failed to make principal and interest payments due to Laurus Master Fund on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005. Based upon the occurrence and continuance of the defaults, the Company was notified that Laurus had accelerated the amounts due under the obligations, demanding payment in full on November 7, 2005 in the amount of $6,694,875.

Subsequent to November 7, 2005, foreclosure proceedings were begun on all of the Company’s real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver’s Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: “On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale (“Real Property Sale”). Laurus purchased the real property sold at the Real Property Sale.” “On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale (“Personal Property Sale”). Laurus purchased the personal property sold at the Personal Property Sale.” “Following the Real Property Sale and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.”

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our current deficiency in working capital;
•	Our ability to comply with SEC reporting requirements;
•	Loss of our real and personal property as a result of foreclosure or sale of our assets by receiver;
•	Increased competitive pressures from existing competitors and new entrants;
•	Inability of co-packers to meet production requirements;
•	Interruption of critical packaging materials and/or flavorings;
•	Unavailability of critical production ingredients such as sweeteners and plastics;
•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	Loss of customers or sales weakness;
•	Our ability to collect accounts receivable;
•	Inability to achieve future sales levels or other operating results; and
•	The unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors

That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

OVERVIEW AND OUTLOOK

American Water Star was started as a company that developed, marketed, sold, and distributed bottled water with four branded beverages: Hawaiian Tropic, Geyser Fruit, Geyser Sport, and Geyser Fruta. The products were orientated to the health conscious consumer looking for an alternative to products containing high sugar and caffeine levels. Our customers included single and multi-store retail operations, governmental agencies, and distributors who in turn sell to retail stores, convenience stores, schools and other outlets. In addition, we branched into the private label and co-packing industries in the fourth quarter of 2004.

We initially sold our products exclusively through distributors who then supplied our products to retailers. Although we continued to use distributors, we also expanded our sales effort through sales directly to retailers. As of September 30, 2005, we sold through distributors and directly to customers.

We had hoped the private label and co-packaging of beverages for other corporations would allows us to avoid costly marketing expenses that would otherwise be associated with brand development, launch, and continuing promotions. We anticipated the distribution of our sales over the next couple of years to be approximately 50% to 60% on private labeling.

CURRENT OPERATIONS

During the third quarter of 2005, we entered into a “Forbearance Agreement” with Laurus Master Fund (“Laurus”) as a result of having previously defaulted on our initial agreements with Laurus entered into in October 2004. Pursuant to the Forbearance Agreement, Laurus agreed to forbear taking action on our existing defaults until October 26, 2007, provided that we did not default under the new Forbearance Agreement. In consideration for the Forbearance Agreement, we issued a Secured Convertible Term Note in the principal amount of $1,286,098.61, which represented the aggregate accrued interest and fees owed to Laurus as of July 31, 2005.

On September 15, 2005, Laurus notified us that certain Events of Default had occurred under the Second Note and demanded payment of approximately $207,458 by September 21, 2005.

Although our operations continued through the third quarter of 2005, the impact of the Laurus debt which was in default by the end of the third quarter, was having a negative impact on our ability to continue operations as previously planned.

SUBSEQUENT EVENTS

On November 4, 2005, Laurus again notified us that certain defaults had occurred in the Securities Purchase Agreement, including our failure to make interest payments on September 1, 2005, October 1, 2005 and November 1, 2005. In addition, we had failed to make principal and interest payments due to Laurus on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005. Based upon the occurrence and continuance of these defaults, Laurus notified us that they had accelerated the amounts due under the obligations, demanding payment in full on November 7, 2005 in the amount of $6,694,875.

Subsequent to November 7, 2005, foreclosure proceedings were begun on all of our real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver’s Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: “On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale (“Real Property Sale”). Laurus purchased the real property sold at the Real Property Sale.” “On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale (“Personal Property Sale”). Laurus purchased the personal property sold at the Personal Property Sale.” “Following the Real Property Sale and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.” The loss of the assets included the loss of the ownership of five of our subsidiaries; All Star Beverage, Inc., All Star Beverages Arizona, Inc., All Star Beverages Jax, Inc., All Star Beverages Mississippi, Inc., and Hawaiian Tropicals, Inc. The Subsequent Event of Loss of substantially all of our assets has a significant negative impact on the Result of Operations as set forth below. Our results of operations discussed for the nine months ended September 30, 2005 is not indicative of future operations since subsequent to the quarter ended September 30, 2005, we substantially lost all assets due to the foreclosure process by Laurus.

On November 23, 2005, we received a letter from the American Stock Exchange (“AMEX”) notifying us we were not in compliance with Sections 134, 1003(a)(iv), and 1101 of AMEX’s Company Guide. Pursuant to AMEX’s letter we were required to submit two plans, one by December 9 and the second one by December 23, 2005, advising AMEX on the action we planned to take to become compliant by January 5, 2006 and February 23, 2006. On January 11, 2006, we received notice from AMEX that we were not in compliance with their continued listing standards and that our securities were being delisted.

Results of Operations for the Three Months Ended September 30, 2005 and 2004.

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

INCOME:

	The Three Months Ended September 30,		Increase / (Decrease)
	2005	2004	$	%
Net Sales	$ 1,110,519	$ 418,298	$ 692,221	165%

Cost of Sales	(466,546) (1)	576,649	(1,043,195)	(181%)

Gross Profit	1,577,065	(158,351)	1,735,416	-

Gross Profit Percentage of Revenue	142%	(38%)	-	180%
(1)	The negative cost of sales is the result of the liquidation of returned private label products.

Net Sales

Net sales for the three months ended September 30, 2005 were $1,110,519 compared to net sales of $418,298 for the comparable three months ended September 30, 2004. This resulted in an increase in net sales of $692,221, from the previous year. During the quarter ended September 30, 2004, we showed lower net sales as a result of losing two distributors. Although we were able to recoup some sales in 2004, we had to sell directly to large retail operations, which required us to reduce our sales prices lower than we had typically charged to the lost distributors. Additionally, in 2004 our sales were reduced by slotting fees and cost of promotional goods and in 2005 we did not experience those costs.

Cost of sales

Cost of sales for the three months ended September 30, 2005 was a negative $466,546, a decrease of $1,043,195 from $576,649 for the same period ended September 30, 2004. The negative cost of sales was the result of discounting the sell off of private labeled product which was returned to the company and disposed of through liquidation of the inventory.

Gross profit percentage of revenue

Gross profit for the three months ended September 30, 2005 was $1,577,065, an increase of $1,735,416 as compared to a negative $158,351 for the comparable period of three months ended September 30, 2004. Overall gross profit as a percentage of revenue increased from a negative 38% for the three months ended September 30, 2004 to 142% for the comparable three months ended September 30, 2005. During the period in 2004, we had an increased minimum royalty payment on our Hawaiian Tropic products and substantially higher freight costs than we had experienced in previous quarters. These factors were large contributors to our negative gross profit in 2004. During the three months ended September 30, 2005, we were able to increase our gross profit largely due to having a negative cost of sales and a substantially higher amount of net sales.

EXPENSES:

	The Three Months Ended September 30,		Increase / (Decrease)
	2005	2004	$	%
General and Administrative expenses – total	$ 2,651,173	$ 2,491,200	$ 159,973	6%

Depreciation and Amortization	250,456	109,694	140,762	128%

Net (Loss)	$ (3,266,346)	$ (2,763,249)	$ 503,097	18%

General and Administrative expenses

General and administrative expenses, which included those with related parties, were $2,651,173 for the three months ended September 30, 2005 versus $2,491,200 for the comparable period of three months ended September 30, 2004, which resulted in an increase of $159,973. These amounts include consulting, professional and legal fees, which were paid through the issuance of stock as well as cash.

Depreciation and Amortization

Depreciation and amortization expenses were $250,456 for the three months ended September 30, 2005 versus $109,694 for the comparable period of three months ended September 30, 2004, which resulted in an increase of $140,762 or 128%. The increase is attributable to an increased amount of property and equipment as we began to establish our three facilities located throughout the U.S.

Net Loss

The net loss for the three months ended September 30, 2005 was $3,266,346, versus a net loss of $2,763,249 for the comparable period of three months ended September 30, 2004, a change in net loss of $503,097. Although we did increase our net loss when compared to the same period in 2004, we believe the expenses were necessary as a part of our intended growth of establishing our own facilities throughout the southern United States and also in an attempt to expand the distribution of our products nationally.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004.

The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

INCOME:

	The Nine Months Ended September 30,		Increase / (Decrease)
	2005	2004	$	%
Net Sales	$ 2,457,294	$ 2,425,154	$ 32,150	1%

Cost of Sales	949,576	1,971,128	(1,021,552)	(52%)

Gross Profit	1,507,718	454,026	1,053,692	232%

Gross Profit Percentage of Revenue	61%	19%		42%

Net sales

Net sales for the nine months ended September 30, 2005 were $2,457,294 compared to net sales of $2,425,154 for the comparable nine months ended September 30, 2004. This resulted in an increase in net sales of $32,150, from the previous year. During the quarter ended September 30, 2004, we had lower net sales as a result of losing two distributors as well as slotting fees, which we did not experience in 2005.

Cost of sales

Cost of sales for the nine months ended September 30, 2005 was a $949,576, a decrease of $1,021,552 from $1,971,128 for the same period ended September 30, 2004. This decrease in cost of sales was attributable to the negative cost of sales experienced in the third quarter ended September 30, 2005. Due to this factor the decrease in cost of sales may not be indicative of expected cost of sales during this time period.

Gross profit percentage of revenue

Gross profit for the nine months ended September 30, 2005 was $1,507,718, an increase of $1,053,692 as compared to $454,029 for the comparable period in 2004. Overall gross profit as a percentage of revenue increased from 19% for the nine months ended September 30, 2004 to 61% for the comparable nine months ended September 30, 2005. During the period in 2004, we had an increased minimum royalty payment on our Hawaiian Tropic products and substantially higher freight costs than we had experienced in previous quarters. The factors were large contributors to lower gross profit in 2004. During the nine months ended September 30, 2005, we were able to increase our gross profit largely due to having a significantly lower cost of sales when compared to the same period in 2004.

EXPENSES:

	The Nine Months Ended June 30,		Increase / (Decrease)
	2005	2004	$	%
General and Administrative expenses – total	$ 5,647,781	$ 10,920,297	$ (5,273,146)	(48%)

Depreciation and Amortization	767,346	253,858	513,488	202%

Net (Loss)	$ (7,294,717)	$(10,750,159)	$ (3,455,442)	32%

General and Administrative expenses

General and administrative expenses, which included those with related parties, were $5,647,781 for the nine months ended September 30, 2005 versus $10,920,297 for the comparable period of nine months ended September 30, 2004. This resulted in a decrease of $5,273,146. The decrease in general and administrative expenses was primarily attributable to the approximate reduction of $1,352,145 of related party expenses. These amounts include consulting, professional and legal fees, which may have paid by the issuance of stock as well as cash. During the nine months ended September 30, 2004, we had a significant amount of legal and consulting fees associated with trademark applications, litigation related to our trademarks, prior securities transactions, and product disputes. Also during this time period in 2004 we incurred approximately $85,000 in listing fees related to our common shares being listed on the American Stock Exchange, which was a one time expense. Overall during the nine months ended September 30, 2004 we experienced higher than expected expenses and therefore our comparative period of 2005 was more characteristic of expected expenses.

Depreciation

Depreciation and amortization expenses were $767,346 for the nine months ended September 30, 2005 versus $253,858 for the comparable period of nine months ended September 30, 2004, which resulted in an increase of $513,488 or 202%. The increase is attributable to an increased amount of property and equipment as we began to establish our three facilities located throughout the U.S.

Net Loss

The net loss for the nine months ended September 30, 2005 was $7,294,717, versus a net loss of $10,750,159 for the comparable period of nine months ended September 30, 2004, a decrease in net loss of $3,455,442. As a result of reducing our general and administrative expenses, we were able to significantly reduce our net loss for the comparative period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at September 30, 2005 compared to December 31, 2004.

	September 30, 2005	December 31, 2004	Increase / (Decrease)
			$	%

Current Assets	$4,878,364	$5,276,938	$(398,574)	(8%)

Current Liabilities	$9,911,102	$3,919,669	$5,991,433	153%

Working Capital (Deficit)	$(5,032,738)	$1,357,269	$(6,390,007)	(471%)

As of September 30, 2005, we had a working capital deficit of $5,032,738 compared to working capital of $1,357,269 as of December 31, 2004, a decrease of $6,390,007. The decrease in working capital resulted from a large increase of current liabilities. During the nine months ended September 30, 2005, we had a large amount of accrued compensation and notes payable to our Chief Executive Officer. Additionally, we defaulted on our long-term convertible debt which caused it to mature and resulted in the entire loan being classified as a current liability.

Net cash used in operating activities in 2005 was $1,152,516. Our net loss for the nine months ended September 30, 2005 was $7,294,717, which included general and administrative expenses of $5,647,781. In the past we have relied extensively on the issuance of stock as a means to pay for professional services. This strategy allowed us to preserve cash that could be used for operations and to develop our distribution network.

Net cash used in investing activities for 2005 was $12,645, which is due to the purchase of equipment from third parties. During the nine months ended September 30, 2005 we paid $110,283 on capital lease obligations, which was the only cash associated with financing activities. In the past, our financing activities focused on private placements, the proceeds from the exercise of warrants and funding from related parties, however we did not experience these transactions during the nine months ended September 30, 2005.

During much of 2004, we had an agreement to factor a majority of our receivables, which ceased as of December 31, 2004. As of September 30, 2005 we had planned continue to rely on cash flows from operations, borrowings from our CEO and majority stockholder, and borrowings from third parties and issuance of equity in the future. During the three months ended September 30, 2005, the Company’s CEO and majority stockholder loaned us approximately $1,500,000 and subsequent to the quarter end, he has continued to loan us approximately $460,000. However, there is no assurance that the CEO and majority stockholder will be able continue to provide borrowings to the Company or if we will be successful in raising necessary capital through borrowings from third parties and/or issuance of equity securities.

As of September 30, 2005, we had cash on hand of approximately $11,181 and a working capital deficiency of $5,032,738. Cash on hand is not sufficient to meet our current needs.

As of September 30, 2005, NAP had assets totaling $1,995,458, including cash of $19,643, and liabilities totaling $3,576,189, of which $1,512,596 was due to our Chairman, Chief Executive Officer and largest stockholder. NAP had no revenues and incurred expenses totaling $138,756 for the nine-month period ended September 30, 2005, compared to $1,247,905 during the same period in 2004. As of the date of this filing, we have not effectuated the spin-off of NAP and are not able to estimate if and when this will occur.

As described above and subsequent to the end of the quarter, foreclosure proceedings were begun on all of our real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. As we begin to rebuild our operations, we expect future short-term business operations to be funded principally by private placements and additional short-term borrowings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Age Dividend Spin-off

In December of 2003, our Board of Directors declared a dividend to stockholders of record as of March 15, 2004, in the form of all of the common stock of New Age Packaging, Inc., formerly known as American Distributing and Packaging, Inc. (“NAP”). Due to American Water Star’s issues with its loans with Laurus Master Fund and the delisting of our securities from the American Stock Exchange, we have not been able to effectuate the distribution of the NAP shares. We still believe the anticipated business model for NAP is not compatible with our current operations and we believe that the divestiture will have little impact on our future operations.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended September 30, 2005 and 2004, we incurred losses from operations of $7,294,717 and $10,750,159, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. It is management’s plan to finance its operations for the foreseeable future primarily through capital raised through financing options in the investment community and by increasing its revenues through its current and new customers. However, there can be no assurance that these sources will provide sufficient cash inflows to enable us to achieve its operational objectives.

Application of Critical Accounting Policies and Pronouncements

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements including various allowances and reserves for accounts receivable and inventories, the estimated lives of long-lived assets and trademarks and trademark licenses as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business.

Recent Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108. SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements. SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures. Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial. We intend to adopt SAB 108 in connection with the preparation of our annual financial statements for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our consolidated balance sheet or statement of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by us on April 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated balance sheet or statement of operations.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at September 30, 2005 and other factors, we have included a note to the financial statements regarding substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments as a result of this uncertainty.  The going concern issue may adversely impact our ability to raise the capital necessary for the expansion and continuation of operations.

Risks Associated with the Laurus Financing

We have substantial indebtedness to Laurus Master Fund, Ltd. which is secured by all of our assets and a stock pledge of our subsidiaries. During the quarter ended September 30, 2005, we were notified of being in of default under the secured note issued to Laurus, which allows them to foreclose on our assets to repay the note.

On October 26, 2004, we entered into a $5 million credit facility with Laurus Master Fund, Ltd. pursuant to a secured convertible term note and related agreements. Subject to certain grace periods, the notes and agreements provide for the following events of default (among others):

•	Failure to pay interest and principal when due;
•	An uncured breach by us of any material covenant, term or condition in any of the notes or related agreements;
•	A breach by us of any material representation or warranty made in any of the notes or in any related agreement;
•	Any money judgment or similar final process filed against us for more than $50,000;
•	Any form of bankruptcy or insolvency proceeding instituted by or against us;
•	Suspension of our common stock from our principal trading market for five consecutive days or five days during any ten consecutive days;
•	Failure to timely deliver our shares of common stock upon conversion; and
•	Change in the controlling ownership.

On July 22, 2005, in order to satisfy the default under the terms of the Laurus note signed in October 2004 (the “First Note”); we entered into various agreements with Laurus relating to, supplementing and amending the prior agreements. Laurus agreed to forbear from taking action on existing defaults until October 26, 2007. In consideration of Laurus’ forbearance, we issued

Laurus a Secured Convertible Term Note in the principal amount of $1,286,098.61 (the “Second Note”), representing the aggregate accrued interest and fees owed by us to Laurus as of July 31, 2005. Under the terms of the note, interest was to be payable monthly, in arrears, commencing on September 1, 2005 until October 26, 2007, the Maturity Date. Principal and any unpaid interest was due on the Maturity Date. In the Second Note we agreed that in the event another event of default should occur after July 31, 2005 under the First or Second Notes, Laurus may enforce its rights as a secured party and we may lose all or a portion of our assets or be forced to materially reduce our business activities.

Subsequent to the quarter ended September 30, 2005 we were notified by Laurus that certain defaults had occurred in the Securities Purchase Agreement, including our failure to make interest payments on September 1, 2005, October 1, 2005 and November 1, 2005. In addition, we had failed to make principal and interest payments due to Laurus on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005. Based upon the occurrence and continuance of these defaults, Laurus notified us that they had accelerated the amounts due under the obligations, demanding payment in full on November 7, 2005 in the amount of $6,694,875. On November 7, 2005, we were unable to make the demanded payment by Laurus and foreclosure proceedings were begun on all of our real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale.

Even after the liquidation of all of our assets to Laurus, Laurus may bring an action for a deficiency judgment against us.

On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver’s Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: “On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale (“Real Property Sale”). Laurus purchased the real property sold at the Real Property Sale.” “On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale (“Personal Property Sale”). Laurus purchased the personal property sold at the Personal Property Sale.” “Following the Real Property Sale and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.” The Order of the Court dismissed all claims and counterclaims with prejudice, with each side bearing their own fees and costs. Laurus could take a position that the Order of the Court did not resolve all our liability to Laurus, which position, if taken, could result in a further claim from Laurus. We have not been informed of such a decision from Laurus, and as a result of the action taken by Laurus over one year ago, we do not anticipate such a claim.

Risks Relating with Our Business and Marketplace

We are a company with a minimal operating history and minimal operations.

Since having to curtail our operations as a result of the Laurus foreclosure proceedings, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Since our reorganization in 2002 we had brought a number of recognized brands to market and generated revenue from operations, however; subsequent to the quarter ended September 30, 2005, we were unable to meet the terms of our financing which resulted in substantially all of our assets being sold. Therefore, our future operating results will depend on many factors, including the ability to regenerate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees.

We may require additional funds to operate in accordance with our business plan.

We may not be able to obtain additional funds that we require. We do not presently have adequate cash from operations or financing activities to meet our long-term needs. Our operations have been financed to date through debt and sales of our equity.

We will require additional funds to rebuild and reestablish our business plan. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangement. If the additional funds that we may require are not available to us, we may not be able to reestablish our operations.

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

Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel if and when our business operations are established again. We will compete for such persons with other companies and other organizations, most of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

We may be unable to compete successfully in the highly competitive beverage industry.

The beverage industry is highly competitive. Our products were sold in competition with all liquid refreshments. There can be no assurance that we will be able to compete successfully or reestablish ourselves in this industry again. Many of our competitors have far greater financial, operational and marketing resources and more established proprietary trademarks and distribution networks than we do. Furthermore, the beverage industry is characterized by rapid changes, including changes in consumer tastes and preferences, which may result in product obsolescence or short product life cycles. As a result, competitors may be developing products of which we are unaware which may be similar or superior to our products. Accordingly, there is no assurance that we will be able to compete successfully or that our competitors or future competitors will not develop products that render our products less marketable.

Risks Factors Relating to our Common Stock

Because our common stock is deemed a low-priced “Penny” Stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of American Water Star; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of American Water Star are being made only in accordance with authorizations of management and directors of American Water Star, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of American Water Star’s assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties. Furthermore, we have one individual, our CEO, who is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Currently we are quoted on the Other OTC but anticipate filing for quotation on the OTC Bulletin Board upon our reports being filed. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Subsequent to the quarter ended September 30, 2005, we received a letter from the American Stock Exchange (“AMEX”) notifying us we were not in compliance with Sections 134, 1003(a)(iv), and 1101 of AMEX’s Company Guide. On January 11, 2006, we received notice from AMEX that we continued to not be in compliance with their continued listing standards and that our securities were subject to delisting resulting in our securities being quoted on the pink sheets.

Prior to being listed on AMEX, we had been quoted on the OTC Bulletin Board. Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. Currently, we have been removed from the OTC Bulletin Board for the failure to file our quarterly and annual reports. Therefore, assuming we return to the OTC Bulletin Board, we must not be removed again from the OTC Bulletin within the next two years. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the date of this filing, Roger Mohlman, our Chief Executive Officer and Principal Financial Officer, of evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon his evaluation, Mr. Mohlman concluded that as of September 30, 2005, our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission filings at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We were unable to meet our requirements to timely file our Form 10-QSB for the period ended September 30, 2005; our Form 10-KSB for the year ended December 31, 2005; our quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006; our Form 10-KSB for the year ended December 31, 2006; and our Form 10-QSB for the period ended March 31, 2007. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

2.	We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles as demonstrated by significant adjustments to our financial statements identified by our independent registered accounting firm in the preparation of this quarterly report. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-KSB for the year ended December 31, 2005 and our Forms 10-QSB for the three months ended March 31, 2006, the six months ended June 30, 2006 and the nine months ended September 30, 2006, or the Form 10-KSB for year ended December 31, 2006, or the Form 10-QSB for the period ended March 31, 2007. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we are being assisted by outside accounting personnel. We do not believe that this outsourcing will be effective once we commence significant operations. As a result, our internal controls may continue to be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision. However, we believe, once funding is available and have established criteria by which we will retain the expertise required to provide adequate and effective financial reporting.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings

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

On June 10, 2005, the Company was served with a complaint styled Aaron Rents, Inc., Plaintiff vs. Camelot Ltd., Inc., American Water Star, Inc., and All Star Beverages, Inc., Defendants, Circuit Court for Pike County, Mississippi, Case No. 05-173-PCS. Plaintiff alleged causes of action for breach of a real property lease and unlawful entry and detainer. Plaintiff sought the delivery of the premises and the attachment of property and the posting of a bond during the pendency of the proceeding. The Company believed that the allegations were without merit and intended to defend this matter vigorously. Counsel was retained in Mississippi to defend these allegations. The Company filed a response to the complaint prior to September 1, 2005. The matter resulted in a judgment in favor of the Company.

Subsequent Event Litigation

On November 4, 2005, Laurus again notified us that certain defaults had occurred in the Securities Purchase Agreement, including our failure to make interest payments on September 1, 2005, October 1, 2005 and November 1, 2005. In addition, we had failed to make principal and interest payments due to Laurus on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005. Based upon the occurrence and continuance of these defaults, Laurus notified us that they had accelerated the amounts due under the obligations, demanding payment in full on November 7, 2005 in the amount of $6,694,875. In the event the payment amount was not received by Laurus, foreclosure proceedings covered by the Deed of Trust would begin.

Subsequent to November 7, 2005, foreclosure proceedings were begun on all of our real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver’s Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: “On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale (“Real Property Sale”). Laurus purchased the real property sold at the Real Property Sale.” “On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale (“Personal Property Sale”). Laurus purchased the personal property sold at the Personal Property Sale.” “Following the Real Property Sale and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.” The loss of the assets included the loss of All Star Beverage, Inc., All Star Beverages Arizona, Inc., All Star Beverages Jax, Inc., All Star Beverages Mississippi, Inc., and Hawaiian Tropicals, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On August 16, 2005, we issued 250,000 shares each to Richard Mesnick and Jerry Ludeman. Additionally, we issued 1,000,000 shares of our common stock to Redwood Consultants, LLC. The shares were issued in exchange for services. The fair value of these shares at the date of issuance was $320,000.

On September 9, 2005 we issued 16,667 post 1:12 reverse split shares of common stock to an investor in the Company’s predecessor, American Career Centers. The investor had purchased 200,000 shares prior to the split on March 12, 2002 for $20,000 but the shares were never issued.

We believe that the issuance of the shares described above were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to granting the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Recent Issuances of Securities Registered Pursuant to Form S-8

The following lists shows the shares issued from a Registration Statement on Form S-8 filed on July 20, 2005.

Person Issued to	Date of Issuance	Number of Shares
Donald Stoecklein	July 25, 2005	600,000
Sean Flanagan	July 25, 2005	1,810,000
Roma Hensley	July 25, 2005	100,000 (2)
Jesse Wainwright	July 25, 2005	50,000 (2)
William Page	July 25, 2005	50,000 (2)
David McGurk	July 25, 2005	50,000 (2)
Jens Dalsgaard	July 25, 2005	1,000,000
Steven McDermott	July 25, 2005	1,000,000 (1)
Richard Wexler	July 25, 2005	750,000
Thomas Krucker	July 25, 2005	300,000
Ron Almadova	July 25, 2005	250,000
Jeffery Spanier	July 25, 2005	1,000,000
S P Corso	July 25, 2005	500,000
Dale Barnhart	July 25, 2005	500,000
James Santucci	July 25, 2005	40,000
Ira Miller	September 16, 2005	475,000
Mark Schaftlein	September 16, 2005	475,000

(1)	On September 13, 2005, we rescinded 700,000 shares of Steven McDermott’s shares. The fair value of the remaining shares was $87,000.
(2)	On September 16, 2005, we rescinded Roma Hensley, Jesse Wainwright, William Page, and David McGurk’s shares previously issued on July 25, 2005.

Subsequent Issuances of Securities

On January 1, 2006, we issued 33,333,333, shares of common stock to the Roger Mohlman Nevada Trust as conversion for notes payable to our CEO, Roger Mohlman.

On January 23, 2006, we issued 6,000,000 shares of common stock to Redwood Consultants, LLC for services performed.

We believe that the issuance of the shares described above were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to granting the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

The following lists shows the shares issued from a Registration Statement on Form S-8 filed on October 31, 2005.

Person Issued to	Date of Issuance	Number of Shares
Daniel Hollis	November 10, 2005	2,000,000
Jens Dalsgaard	November 10, 2005	1,000,000
Jens Dalsgaard	January 1, 2006	1,000,000
James Hibbert	February 23, 2006	1,487,500
Sean Flanagan	March 28, 2006	2,287,500

Item 3.	Defaults by the Company upon its Senior Securities

Subsequent Event Defaults by the Company upon its Senior Securities

On November 4, 2005, Laurus again notified us that certain defaults had occurred in the Securities Purchase Agreement, including our failure to make interest payments on September 1, 2005, October 1, 2005 and November 1, 2005. In addition, we had failed to make principal and interest payments due to Laurus on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005. Based upon the occurrence and continuance of these defaults, Laurus notified us that they had accelerated the amounts due under the obligations, demanding payment in full on November 7, 2005 in the amount of $6,694,875. In the event the payment amount was not received by Laurus, foreclosure proceedings covered by the Deed of Trust would begin.

Subsequent to November 7, 2005, foreclosure proceedings were begun on all of our real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver’s Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: “On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale (“Real Property Sale”). Laurus purchased the real property sold at the Real Property Sale.” “On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale (“Personal Property Sale”). Laurus purchased the personal property sold at the Personal Property Sale.” “Following the Real Property Sale and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.”

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on 8-K.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation		10-KSB	12/31/99	3.1	04/13/00
3(i)(b)	Certificate of Amendment to the Articles of Incorporation		10-KSB	12/31/99	3.2	04/13/00
3(i)(d)	Certificate of Amendment to the Articles of Incorporation		10-QSB	03/31/02	3.4	05/20/02
3(ii)(a)	Bylaws of the Company		10-KSB	12/31/99	3.3	04/13/00
4.1	Certificate of Change in Number of Authorized Shares		S-8		4.3	04/05/02
4.2	Certificate of Designation Series A Convertible Preferred Stock		S-8		4.4	04/05/02
4.3	Amended Stock Plan		10-QSB	09/30/04	4.1	11/19/04
4.4	Securities Purchase Agreement with Laurus Master Fund, Ltd.		8-K		4.1	11/04/04
4.5	Registration Rights Agreement with Laurus Master Fund, Ltd.		8-K		4.2	11/04/04
4.6	Master Security Agreement with Laurus Master Fund, Ltd.		8-K		4.3	11/04/04
4.7	Subsidiary Agreement between All-Star Beverages and Laurus Master Fund, Ltd.		8-K		4.4	11/04/04

10.1	Employment Agreement with Roger Mohlman		10-KSB	12/31/02	10.4	04/16/03
10.2	Trademark and Design License Agreement for use of Hawaiian Tropic name		10-KSB	12/31/02	10.6	04/16/03
10.3	Employment Agreement with Daniel Beckett		8-K		10	05/19/05
10.4	Forbearance Agreement with Laurus Master Fund, Ltd.		8-K		10.1	08/10/05
10.5	Secured Convertible Note with Laurus Master Fund, Ltd.		8-K		10.2	08/10/05
10.6	Master Security Agreement with Laurus Master Fund, Ltd.		8-K		10.3	08/10/05
10.7	Subsidiary Guarantee with Laurus Master Fund, Ltd		8-K		10.4	08/10/05
10.8	Deed of Trust, Assignments of Rents, Security Agreement and Fixture Filing for the benefit of Laurus Master Fund		8-K		10.5	08/10/05
14.1	Code of Ethics		10-KSB	12/31/02	14.1	04/16/03
20.1	Notice of Trustee’s Sale		8-K		10.1	12/29/05
20.2	Copy of the Statement of Breach or Non-Performance and Notice of Election to Sell		8-K		10.2	12/29/05
31	Certification of Roger Mohlman Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Roger Mohlman, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WATER STAR, INC.

(Registrant)

By:

/s/ Roger Mohlman

Roger Mohlman, Chief Executive Officer

(On Behalf of the Registrant and as the

Principal Financial Officer and

Principal Accounting Officer)

Date: July 3, 2007