Form 10KSB
period 2005-12-31
AMERICAN WATER STAR  INC
filed 2007-08-10
CIK 1041580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32220

AMERICAN WATER STAR, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0636498
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

2580 Anthem Village Dr., Suite B1
Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)

(702) 588-5695

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for its most recent fiscal year ended December 31, 2005. $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of August 2, 2007 was $373,076 based on a share value of $0.005.

The number of shares of Common Stock, $0.001 par value, outstanding on July 16, 2007 was 136,852,858 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AMERICAN WATER STAR, INC

FOR THE YEAR ENDED

DECEMBER 31, 2005

Index to Report

on Form 10-KSB

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

   Our current deficiency in working capital;

   Our ability to comply with SEC reporting requirements;

   Loss of our real and personal property as a result of foreclosure or sale of our assets by a receiver;

   Increased competitive pressures from existing competitors and new entrants;

   Inability of co-packers to meet production requirements;

   Interruption of critical packaging materials and/or flavorings;

   Unavailability of critical production ingredients such as sweeteners and plastics;

   Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

   Loss of customers or sales weakness;

  Our ability to collect accounts receivable;

   Inability to achieve future sales levels or other operating results; and

   The unavailability of funds for capital expenditures.

Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB in particular as set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 6.

In this form 10-KSB references to “American Water Star,” “the Company”, “we,” “us,” and “our” refer to AMERICAN WATER STAR, INC and its subsidiaries, unless context otherwise determines.

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

On April 2, 2002, we authorized the amendment to American Career Centers, Inc.’s Articles of Incorporation to change its name to American Water Star, Inc., to reflect the significant change in our character and strategic focus relating to our water bottling and distribution business. Subsequent to our name change we pursued the acquisition of Water Star Bottling, Inc. as the basis of our new business plan. We later voided the acquisition and have since filed an involuntary bankruptcy petition against Water Star Bottling.

Acquisition of New Age Packaging, Inc.

On December 23, 2002, we completed the acquisition of New Age Packaging, Inc. (then known as American Distribution & Packaging, Inc.), a privately-held Nevada corporation (“New Age”). Pursuant to that Agreement, New Age exchanged 100% of its outstanding common stock for 5,200,000 newly issued shares of our common stock, which was issued to former officers and directors of American Water Star whom were principals of New Age pre-merger. Upon completion of the acquisition, New Age became a wholly-owned subsidiary of American Water Star.

Although the consideration exchanged in the New Age acquisition was not negotiated at “arms-length,” our directors and executive officers deemed it reasonable based on certain criteria, such as the valuation of the assets of New Age; New Age’s current and historical business operations; the potential of New Age; and the potential benefit to our stockholders. Our directors determined that the consideration for the exchange was reasonable under these circumstances.

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

Due to American Water Star’s issues default on its loans with Laurus Master Fund and the delisting of our securities from the American Stock Exchange, we have not been able to effectuate the distribution of the New Age shares. We still believe the anticipated business model for New Age is not compatible with our current operations and we believe that the divestiture will have little impact on our future operations.

Acquisition of All-Star Beverages, Inc.

On December 24, 2002, we completed the acquisition of All-Star Beverages, Inc., a privately-held Nevada corporation (“All-Star”), pursuant to an Acquisition Agreement dated as of September 6, 2002. Pursuant to that Agreement, All-Star exchanged 100% of its outstanding common stock for 12,645,824 newly issued shares of our common stock. Roger Mohlman, our current CEO and Chairman, received 11,103,433 of the shares issued in the exchange. Upon completion of the acquisition, All-Star became a wholly-owned subsidiary of American Water Star.

Although the consideration exchanged in the All-Star acquisition was not negotiated at “arms-length,” our directors and executive officers deemed it reasonable based on certain criteria such as the valuation of the assets of All-Star; All-Star’s current and historical business operations; the potential of All-Star; and the potential benefit to our stockholders. Our directors determined that the consideration for the exchange was reasonable under these circumstances.

The majority of our operations were conducted through All-Star. We had contractual relationships with various independent distributors, brokers, both single and multi-location retail operations, and governmental agencies throughout the United States.

As a result of the All-Star and New Age acquisitions, the former stockholders of All-Star and New Age became the controlling stockholders of American Water Star.

Acquisition of Colorado River Distributors (“C.R.D.”), Nevada Division:

During the first quarter of 2005, we entered into an agreement to purchase from Colorado River Distributors, LLC, the distribution rights of their Nevada Division. In addition to purchasing the distribution rights, we purchased the existing inventory of their Nevada Division. Colorado River Distributors has distributing agreements for the paper products of Arrowhead Water, Coca Cola, Gatorade, and Tropicana. Upon this acquisition, we established a new subsidiary; C.R.D. of Nevada, in which we incorporated the operations of Colorado River Distributors’ Nevada Division and consolidated the business with our operations in Las Vegas, Nevada.

Additional Subsidiaries of American Water Star, Inc.

With the purchase and completion of the three plants in the United States, separate Nevada corporations were incorporated for each plant. These corporations only held the physical assets of each plant. The following is a list of all subsidiaries of American Water Star owned as of December 31, 2005. Due to the defaults with Laurus Master Fund, which is described in more detail below, we lost all assets owned by the listed subsidiaries and no longer operate any of the listed entities.

Name of Subsidiary	Date of Incorporation	Operating Status

All Star Beverages, Arizona	March 5, 2004	Revoked
All Star Beverages JAX	January 1, 2004	Revoked
All Star Beverages Mississippi	August 26, 2004	Revoked
Hawaiian Tropicals	March 5, 2004	Revoked
C.R.D. of Nevada	March 6, 2005	Revoked
Tunlaw Capital Corporation	Pre 1999	Inactive

(b) Business of Issuer

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

We initially sold our products exclusively through distributors who then supplied our products to retailers. Although we continued to use distributors, we also expanded our sales effort through sales directly to retailers. As of December 31, 2005, we sold through distributors and directly to customers.

We had hoped the private label and co-packaging of beverages for other corporations would allow us to avoid costly marketing expenses that would otherwise be associated with brand development, launch, and continuing promotions.

CURRENT OPERATIONS

During the third quarter of 2005, we entered into a “Forbearance Agreement” with Laurus Master Fund (“Laurus”) During the third quarter of 2005, we entered into a “Forbearance Agreement” with Laurus Master Fund (“Laurus”). Pursuant to the Forbearance Agreement, Laurus agreed to forbear taking action on our existing defaults until October 26, 2007, provided that we did not default under the new Forbearance Agreement. In consideration for the Forbearance Agreement, we issued a Secured Convertible Term Note in the principal amount of $1,286,098.61, which represented the aggregate accrued interest and fees owed to Laurus as of July 31, 2005.

On September 15, 2005, Laurus notified us that certain Events of Default had occurred under the Second Note and demanded payment of approximately $207,458 by September 21, 2005. Although our operations continued through the third quarter of 2005, the impact of the default to Laurus had a negative impact on our ability to continue operations as previously planned.

During the fourth quarter of 2005, our operations ceased to exist and Laurus began to foreclose all of our assets and subsidiaries. On November 4, 2005, Laurus again notified us that certain defaults had occurred in the Securities Purchase Agreement, including our failure to make interest payments on September 1, 2005, October 1, 2005 and November 1, 2005. In addition, we had failed to make principal and interest payments due to Laurus on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005. Based upon the occurrence and continuance of these defaults, Laurus notified us that they had accelerated the amounts due under the obligations, demanding payment in full on November 7, 2005 in the amount of $6,694,875.

Subsequent to November 7, 2005, foreclosure proceedings were begun on all of our real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver’s Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: “On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale (“Real Property Sale”). Laurus purchased the real property sold at the Real Property Sale.” “On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale (“Personal Property Sale”). Laurus purchased the personal property sold at the Personal Property Sale.” “Following the Real Property Sale and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.” The loss of the assets included the loss of the ownership of five of our subsidiaries; All Star Beverage, Inc., All Star Beverages Arizona, Inc., All Star Beverages Jax, Inc., All Star Beverages Mississippi, Inc., and Hawaiian Tropicals, Inc. The Subsequent Event of Loss of substantially all of our assets had a significant negative impact on the Result of Operations. Our results of operations discussed for the year ended December 31, 2005 is not indicative of future operations since during the fourth quarter of 2005, we substantially lost all assets due to the foreclosure process by Laurus.

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

Principal Products and Their Markets

Prior to the foreclosure by Laurus, we offered products of bottled water as well as a product line of four branded beverages; (i) Geyser Sport, (ii) Geyser Fruit, (iii) Geyser Fruta/Fresca, (iv) Hawaiian Tropic. Geyser Sport was a sugar-free, calorie-free, carb-free fruit flavored beverage fortified with vitamins and calcium, offered in eight different fruit flavored waters. Geyser Fruit was non-carbonated water with low sugar content, also offered in eight different flavors. Geyser Fruta and Geyser Fresca were targeted to the Hispanic market and include authentic Latin flavored beverages, with Geyser Fresca being the first sugar free Hispanic line. Our Hawaiian Tropic products featured sugar-free, no carbohydrate, caffeine-free, sodium-free tropical drinks offered in four flavors.

Market and Competition

The beverage industry is highly competitive, although it may be undergoing a substantial change with regards to consumers and U.S. regulatory bodies that are increasingly recommending health conscious diets. Our beverage products competed not only with other similar beverages, but also with other types of beverages, including soft drinks, coffee, beer, wine, and fruit juices. The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns. Our products competed with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing, and distribution resources than we did.

We believed the market for our products was substantial. Our products and formulations developed for the school market, mass merchandising and active adult markets were well received by our customers. However, important factors affecting our ability to compete successfully included taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Competitive pressures in the alternative, energy, and functional beverage categories were factors relating to our ability to gain market share, to lose market share, price erosion, any of which of these events could have a material adverse affect on our business and results.

Sources and Availability of Raw Materials

We purchased beverage flavors and the raw materials used in our packaging and labeling from independent suppliers located in the United States. We were dependent on the ability of our suppliers to provide products on a timely basis and on favorable pricing terms. Our goal was to ensure that the raw materials used in the manufacture and packaging of our products, including flavors, bottles, caps, labels, and boxes were readily available from two or more sources. .

The principal raw materials used by our business are nutritive, non-nutritive sweeteners and flavors. The principal nutritive sweetener was high-fructose corn syrup, a form of sugar, which is available from numerous domestic sources and is historically subject to fluctuations in its market price. However, Splenda® a non-nutritive sweetener, which American Water Star had originally used alone or in combination with other non-nutritive sweeteners, was no longer available directly from the licensor. American Water Star was required to reformulate its beverages to use aspartame as a substitute non-nutritive sweetener for its no-calorie beverages and a sugar-blend for its low-calorie beverages.

Governmental Regulation

We were required to comply, and it is our policy to comply, with applicable laws in the United States. Flavored waters are subject to a number of strict federal, state and industry regulations. These serve to ensure that the product is consistent in public safety and quality. The United States Food and Drug Administration (FDA) regulate flavored waters as a packaged food product. Flavored waters also must meet state regulations that, in some cases, are more stringent than the prevailing FDA and EPA standards. The FDA also regulates the labeling of our products. We have not encountered any regulatory action as a result of our operations, and no such action is anticipated.

The production, distribution, and sale in the United States of many of American Water Star’s products are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and advertising, labeling and ingredients of such products.

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

A California law requires that a specific warning appear on any product that contains a component listed by the State as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products. This is because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally in the product or that are contributed to the product solely by a municipal water supply are generally exempt from the warning requirement. No American Water Star beverage products were ever required to display warnings under this law. However, we are unable to predict whether an important component of our products might be added to the California list in the future, if and when we commence operations again. We are also unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of any potential products.

Investment in Technology

American Water Star had installed EDI, a state-of-the-art software inventory management and tracking system. This enabled us to significantly speed up the processing of orders from raw materials purchasing to plant operations.

American Water Star has a website with a feature reflecting our products, corporate information, a shopping cart, and brand descriptions all of which can be accessed at www.americanwaterstar.com. Information contained on the websites is not incorporated herein.

Compliance with Governmental Laws

Other than normal cleaning and sanitation supplies, our business did not involve the use, handling, storage and disposal of potentially toxic substances or wastes. Accordingly, we were not subject to regulation by federal, state, and local authorities establishing requirements for the use, management, handling, and disposal of these materials and health and environmental quality standards, liability related to those standards, and penalties for violations of those standards.

All of American Water Star’s facilities in the United States were subject to federal, state, and local environmental laws and regulations. Compliance with these provisions had not had any material adverse effect upon our or American Water Star’s capital expenditures, net income, or competitive position.

Personnel

As of December 31, 2005 we had 2 full-time employees. We also used the service of independent consultants and contractors to perform various professional services. We believe the use of third-party service providers enhanced our ability to contain general and administrative expenses. Management believes our future success will depend in large part upon our ability to attract and retain qualified employees. We had no collective bargaining agreements with our employees and believe our relations with our employees are good.

ITEM 2.	DESCRIPTION OF PROPERTY

As of December 31, 2005, American Water Star maintained its corporate headquarters at 4560 South Decatur Blvd., Suite 301, Las Vegas, Nevada 89103. At that time we leased approximately 4,000 square feet of office space under a lease set to expire in April 2008. The minimum monthly rental for the premises was approximately $8,700, plus standard, ancillary charges, such as property taxes, insurance, and certain operating expenses applicable to the leased premises. The lease was subject to annual rent increases at a rate of four percent per annum.

In addition, we leased property at 4545 Cameron Street, Suites A and B, Las Vegas, NV 89103. We leased approximately 11,000 square feet of warehouse and 4,000 square feet of office space under a lease, set to expire in October 2006. We initially used this property as our warehouse space and our accounting department before relocating the accounting office to our Arizona facility. Subsequently, we utilized this space for the operations of our subsidiary, C.R.D. of Nevada. The minimum monthly rental for the premises was approximately $8,900, plus standard, ancillary charges, such as property taxes, insurance, and certain operating expenses applicable to the leased premises. The lease was subject to an annual rent increase of approximately $300.

As previously mentioned, upon Laurus completing its foreclosure we lost all assets and no longer operate in any of the described properties. In May of 2007, we signed a one-year lease for a virtual executive suite in Henderson, Nevada whereby we currently pay $150 per month.

Mississippi Facility:

As of April 2004, American Water Star began leasing 56,000 square feet of an industrial building located at the Southwest corner of the intersection of Jesse Hall Memorial Parkway and U.S. Highway 51 North, Magnolia, Mississippi for use as a water bottling facility. The term of the lease was five years at a monthly rental of approximately $14,000, plus standard, ancillary charges, such as property taxes, insurance and certain operating expenses applicable to the lease premises.

Arizona Facility:

As of May 28, 2004, American Water Star purchased a 72,000 square foot, multi-tenant, industrial warehouse located at 3910 East Wier Avenue, Phoenix, Arizona 85040 for a purchase price of $2.4 million. This facility was later sold in a foreclosure sale on March 2, 2006.

Florida Facility:

As of January 2004, American Water Star began leasing warehouse facilities at 6301 Powers Avenue, Suites A, B1 and B2, Jacksonville, Florida 32217, under two separate leases. All leases were for a term of three years, with an option to renew by American Water Star for an additional three years. Under the lease for Suite A, which is approximately 6,000 square feet, base rent was $1,575 per month during 2004, $1,650 per month during 2005, and $1,765 during 2006. Under the lease for Suites B1 and B2, which are together approximately 13,563 square feet, base rent was $3,560 per month during 2004, $3,730 per month during 2005 and $3,990 per month during 2006. In addition, we paid a 7% sales tax to the landlord on such base rents plus certain common area maintenance charges. Lastly, we paid an additional $5,500 per month in rental charges for amortization of approximately $180,000 in Tenant Improvements. In addition to these three suites, we had a month to month lease for an additional two units in close proximity to these suites. Under the month-to-month arrangement the rent was $10,500. These leases terminated on February 2, 2006 as the result of the Laurus foreclosure.

ITEM 3.	LEGAL PROCEEDINGS

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

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) Market Information

In June of 2004, our common stock was approved for listing and trading on the American Stock Exchange under the symbol “AMW.” Prior to being listed on the American Stock Exchange, our common stock was quoted on the OTC Bulletin Board under the symbol “AMWS.” Our common stock began being quoted on the OTC Bulletin Board in December 2000.

On June 18, 2004 we were listed on the American Stock Exchange and therefore the second quarter includes OTC Bulletin Board high and low bid prices from April 1, 2004 to June 17, 2004 and American Stock Exchange sales prices from June 18, 2004 to June 30, 2004. The third quarter of 2004 lists only the high and low sales prices as reported by the American Stock Exchange.

On November 23, 2005, we received a letter from the American Stock Exchange (“AMEX”) notifying us we were not in compliance with Sections 134, 1003(a)(iv), and 1101 of AMEX’s Company Guide. Pursuant to AMEX’s letter we were required to submit two plans, one by December 9 and the second one by December 23, 2005, advising AMEX on the action we planned to take to become compliant by January 5, 2006 and February 23, 2006. On January 11, 2006, we received notice from AMEX that we continued to not be in compliance with their continued listing standards and that are securities were subject to delisting. As a result of being delisted from AMEX we are unable to locate historical quotes for that time period.

PERIOD	HIGH		LOW
2005 (1)
First Quarter	$0.48		$0.43
Second Quarter	$0.32		$0.18
Third Quarter	$0.25		$0.22
Fourth Quarter	$0.05		$0.03

2004
First Quarter	OTC	$2.03	OTC	$1.26
Second Quarter (1)	OTC	$1.72	OTC	$1.05
	AMEX	$1.35	AMEX	$1.07
Third Quarter	AMEX	$1.02	AMEX	$0.67
Fourth Quarter	AMEX	$0.85	AMEX	$0.45

(1) As a result of being delisted from AMEX and having difficulty in locating the historical quotes for the 2005 year, we have shown the high and low quotes as of the last date in the quarter retrieved from www.bigcharts.com.

(2) We were quoted on the OTC Bulletin Board until June 17, 2004; therefore the second quarter of 2004 will be spilt between the OTC high and low bids and the American Stock Exchange high and low sales prices. The OTC quotes for the second quarter of 2004 are from April 1, 2004 through June 17, 2004. Subsequently we were listed on the American Stock Exchange on June 18, 2004 and therefore the high and low sales prices for the second quarter of 2004 are for the dates from June 18, 2004 through June 30, 2004.

(b) Holders of Common Stock

As of December 31, 2005, we had approximately 670 stockholders of record of the 92,744,525 shares of common stock outstanding.

(c) Dividends

We have never paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

New Age Spin-Off

In December of 2003, our Board of Directors declared a dividend to stockholders of record on March 15, 2004, in the form of all of the common stock of New Age, one of our wholly owned subsidiaries. As of the date of this report, the dividend has not been paid.

(d) Securities Authorized for Issuance under Equity Compensation Plans

On December 27, 2002, we adopted a Stock Plan that allowed for 10,000,000 shares of common stock to be issued for stock awards or pursuant to the exercise of stock options. The purpose of the plan was to compensate officers, directors, employees, consultants, and certain other persons providing bona fide services to American Water Star or to compensate officers, directors, and employees for accrual of salary through the award of the our common stock. The authority to determine and oversee the administration of the plan was the Board of Directors. On March 1, 2004, we amended the Stock Plan which increased the allowance of 10,000,000 shares to 30,000,000 million shares.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	0	$0.00	0

Equity compensation plans not approved by stockholders	600,000 (1)	$0.77	12,111,140

Total	600,000	$0.77	12,111,140

•	The directors as of August 17, 2004 all received options of 120,000 shares at an exercise price of $0.77.

Recent Sales of Unregistered Securities

On November 11, 2005, we authorized the issuance of 40,000 shares of our common stock pursuant to a subscription agreement and received $10,000. As of the date of this filing, the shares have not been issued.

On December 31, 2005, we authorized the issuance of 33,333,333, shares of common stock to the Roger Mohlman Nevada Trust as conversion for notes payable to our CEO, Roger Mohlman. On January 1, 2006, the shares were issued.

Subsequent Issuances

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

ITEM 6.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

American Water Star was started as a company which developed, marketed, sold, and distributed bottled water with four branded beverages: Hawaiian Tropic, Geyser Fruit, Geyser Sport, and Geyser Fruta. The products were orientated to the health conscious consumer looking for an alternative to products containing high sugar and caffeine levels. Our customers included single and multi-store retail operations, governmental agencies, and distributors who in turn sell to retail stores, convenience stores, schools and other outlets. In addition, we branched into the private label and co-packing industries in the fourth quarter of 2004.

We initially sold our products exclusively through distributors who then supplied our products to retailers. Although we continued to use distributors, we also expanded our sales effort through sales directly to retailers. As of December 31, 2005, we sold through distributors and directly to customers.

We had hoped the private label and co-packaging of beverages for other corporations would allows us to avoid costly marketing expenses that would otherwise be associated with brand development, launch, and continuing promotions.

CURRENT OPERATIONS

During the third quarter of 2005, we entered into a “Forbearance Agreement” with Laurus Master Fund (“Laurus”) as a result of having previously defaulted on our initial agreements with Laurus dated as of October 2004. Pursuant to the Forbearance Agreement, Laurus agreed to forbear taking action on our existing defaults until October 26, 2007, provided that we did not default under the new Forbearance Agreement. In consideration for the Forbearance Agreement, we issued a Secured Convertible Term Note in the principal amount of $1,286,098.61, which represented the aggregate accrued interest and fees owed to Laurus as of July 31, 2005.

On September 15, 2005, Laurus notified us that certain Events of Default had occurred under the second note and demanded payment of approximately $207,458 by September 21, 2005.

Although our operations continued through the third quarter of 2005, the impact of the Laurus debt which was in default by the end of the third quarter was having a negative impact on our ability to continue operations as previously planned. Most of our operations had completely ceased by the fourth quarter of 2005.

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

New Age Dividend Spin-off

In December of 2003, our Board of Directors declared a dividend to stockholders of record as of March 15, 2004, in the form of all of the common stock of New Age Packaging, Inc., formerly known as American Distributing and Packaging, Inc. (“NAP”). Due to American Water Star’s defaults on its loans with Laurus Master Fund and the delisting of our securities from the American Stock Exchange, we have not been able to effectuate the distribution of the NAP shares. We still believe the anticipated business model for NAP is not compatible with our current operations and we believe that the divestiture will have little impact on our future operations.

SUBSEQUENT EVENTS

On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver’s Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: “On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale (“Real Property Sale”). Laurus purchased the real property sold at the Real Property Sale.” “On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale (“Personal Property Sale”). Laurus purchased the personal property sold at the Personal Property Sale.” “Following the Real Property Sale and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.” The loss of the assets included the loss of the ownership of five of our subsidiaries; All Star Beverage, Inc., All Star Beverages Arizona, Inc., All Star Beverages Jax, Inc., All Star Beverages Mississippi, Inc., and Hawaiian Tropicals, Inc. Substantially all of our assets were sold, which had a significant negative impact on our Results of Operations.

Results of Operations for the Years Ended December 31, 2005 and 2004.

Due to our assets being foreclosed upon and as a result of our discontinued operations, our consolidated statement of operations does not show any values for the comparable period of December 31, 2005 to December 31, 2004. As a result of not presenting comparable periods for the years ended December 31, 2005 and 2004, we have omitted any comparable period tables or discussion except for the net loss. We do not believe an analysis of comparable periods would be an accurate portrayal of operations since as of December 31, 2005 we had ceased our operations and were amidst the foreclosure process with Laurus.

EXPENSES:

	The Years Ended December 31,		Increase / (Decrease)
	2005	2004	$	%

Net (Loss)	$ 16,835,636	$ 16,440,735	$ 394,901	2%

Net Loss

The net loss for the year ended December 31, 2005 was $16,835,636, versus a net loss of $16,440,735 for the comparable period of the year ended December 31, 2004, an increase in net loss of $394,901. During the fourth quarter of 2005 we had ceased most of operations so were not continuing to incur losses thereby only slightly increasing our net loss for the comparable period. The net loss shown for the year ended December 31, 2004 was due to our intended growth of establishing our own facilities throughout the southern United States and also in attempt to expand the distribution of our products nationally.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at December 31, 2005 compared to December 31, 2004.

	December 31, 2005	December 31, 2004	Increase / (Decrease)
			$	%

Current Assets	$83,690	$5,276,938	$(5,193,248)	(98%)

Current Liabilities	$10,182,322	$3,919,669	$6,262,653	160%

Working Capital (Deficit)	$(10,098,632)	$1,357,269	$(11,455,901)	(844%)

As of December 31, 2005, we had a working deficit of $10,098,632 compared to working capital of $1,357,269 as of December 31, 2004, a decrease of $11,455,901. The decrease in working capital resulted from a large increase of current liabilities. During the nine months ended September 30, 2005, we defaulted on our long-term convertible debt which caused it to mature and resulted in the entire loan being classified as a current liability.

Net cash used in operating activities for the year ended December 31, 2005 was $4,165,490. Our net loss for the year ended December 31, 2005 was $16,835,636. We relied extensively on the issuance of stock as a means to pay for any professional services being conducted during the fourth quarter of 2005. This strategy allowed us to preserve cash that could be used for operations and the impending foreclosure.

Net cash provided in investing activities for the year ended December 31, 2005 was $134,363, which was due to $277,414 in repaid deposits and advances, net of $40,051 of equipment purchases and $103,000 for acquired goodwill. During the year ended December 31, 2005 we received advances from related parties of $945,091 and proceeds of long term debt of $1,950,256. In the past, our financing activities focused on private placements, the proceeds from the exercise of warrants and funding from related parties, however due to operations slowing down during the fourth quarter of 2005, we did not experience these transactions as much as we had in the past.

During much of 2004, we had an agreement to factor a majority of our receivables, which ceased as of December 31, 2004. As of December 31, 2005 we had planned continue to rely on cash flows from operations, borrowings from our CEO and majority stockholder, and borrowings from third parties and issuance of equity in the future. During the three months ended September 30, 2005, the Company’s CEO and majority stockholder loaned us approximately $1,500,000 and subsequently he has continued to loan us approximately $460,000 as of the time of this filing. However, there is no assurance that the CEO and majority stockholder will be able continue to provide borrowings to the Company or if we will be successful in raising necessary capital through borrowings from third parties and/or issuance of equity securities.

As of December 31, 2005, we had cash on hand of approximately $50,561 and a working capital deficiency of $10,098,632. Cash on hand is not sufficient to meet our current needs.

As of December 31, 2005, NAP had assets totaling $1,850,379, including cash of $7,539, and liabilities totaling $3,786,472, of which $1,500,000 was due to our Chairman, Chief Executive Officer and largest stockholder. NAP had no revenues and incurred expenses totaling $501,902 for the year ended December 31, 2005, compared to $1,434,914 during the same period in 2004. As of the date of this filing, we have not effectuated the spin-off of NAP and are not able to estimate if and when this will occur.

As described above and subsequent to the quarter ending, foreclosure proceedings were begun on all of our real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. As we begin to rebuild our operations, we expect future short-term business operations to be funded principally by private placements and additional short-term borrowings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2005 and 2004, we incurred losses from discontinued operations of $16,835,636 and $16,440,735, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. It is management’s plan to reestablish operations in the future and most likely will be done through financing options in the investment community. However, there can be no assurance that these sources will provide sufficient cash inflows to enable us to achieve its operational objectives.

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

Recent Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

  Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

  Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

  Permits an entity to choose “Amortization method” or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

  At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities a servicer elects to subsequently measure at fair value.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2005 and other factors, we have included a note to the financial statements regarding substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments as a result of this uncertainty.  The going concern issue may adversely impact our ability to raise the capital necessary for the start up of operations again.

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

Subsequent to the quarter ended we were notified by Laurus that certain defaults had occurred in the Securities Purchase Agreement, including our failure to make interest payments on September 1, 2005, October 1, 2005 and November 1, 2005. In addition, we had failed to make principal and interest payments due to Laurus on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005. Based upon the occurrence and continuance of these defaults, Laurus notified us that they had accelerated the amounts due under the obligations, demanding payment in full on November 7, 2005 in the amount of $6,694,875. On November 7, 2005, we were unable to make the demanded payment by Laurus and foreclosure proceedings were begun on all of our real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Substantially all of our assets were sold and we was fully released and discharged from our obligation to Laurus. As a result of the foreclosure proceedings our operations have been severely impacted and we will need alternative financing to resume operations.

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

Since having to curtail our operations as a result of the Laurus foreclosure proceedings, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Since our reorganization in 2002 we had brought a number of recognized brands to market and generated revenue from operations, however; during the fourth quarter of 2005, we were unable to meet the terms of our financing which resulted in substantially all of our assets being sold. Therefore, our future operating results will depend on many factors, including the ability to regenerate and sustain operations and increase demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees.

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

                We are largely dependent on Roger Mohlman, our President and CEO, for specificproprietary technical knowledge and specialized market knowledge. Our intellectual property and our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Mohlman. Upon such occurrence, unforeseen expenses, delays, losses, and difficulties may be encountered

Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, most of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

We carry limited product liability insurance.

The packaging and distribution of beverages can lead to product liability claims, including liability due to the presence of contaminants in products. In the past we maintained insurance coverage against the risk of product liability and product recall. However, the amount of the insurance we carried was limited and the insurance was subject to certain exclusions, which may or may not have been adequate. In the event we reestablish operations, we will once again need to carry product liability insurance. In addition to potential losses resulting from product liability and product recall, we may suffer adverse publicity and damage to our reputation in the event of contamination which could have a material adverse effect on sales and profitability, if and when our operations have recommenced.

We may be unable to compete successfully in the highly competitive beverage industry.

The beverage industry is highly competitive. Our products were sold in competition with all liquid refreshments. There can be no assurance that we will be able to compete successfully or be able to recommence our operations in the beverage industry. Many of our competitors have far greater financial, operational and marketing resources and more established proprietary trademarks and distribution networks than we do. Furthermore, the beverage industry is characterized by rapid changes, including changes in consumer tastes and preferences, which may result in product obsolescence or short product life cycles. As a result, competitors may be developing products of which we are unaware which may be similar or superior to our products. Accordingly, there is no assurance that we will be able to compete successfully or that our competitors or future competitors will not develop products that render our products less marketable.

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

Currently we are quoted on the pink sheets but anticipate filing for quotation on the OTC Bulletin Board upon our reports being filed. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

During the fourth quarter of 2005, we received a letter from the American Stock Exchange (“AMEX”) notifying us we were not in compliance with Sections 134, 1003(a)(iv), and 1101 of AMEX’s Company Guide. On January 11, 2006, we received notice from AMEX that we continued to not be in compliance with their continued listing standards and that are securities were subject to delisting resulting in our securities being quoted on the pink sheets.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-21 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 24, 2005, we dismissed Kelly & Company as our principal independent accountant and appointed Weaver and Martin LLC as our principal independent accountant.

On February 1, 2007, American Water Star dismissed Weaver & Martin, LLC as its independent auditor and appointed L.L. Bradford & Company, LLC as American Water Star’s independent accountants for the years ended December 31, 2004 and 2005. This is a change in accountants recommended by American Water Star’s Audit Committee and ratified by American Water Star’s Board of Directors. L.L. Bradford & Company, LLC was engaged by American Water Star on February 1, 2006.

On May 8, 2006, the Registrant dismissed L.L. Bradford & Company, LLC as its independent auditor and appointed Gruber & Company, LLC as their independent accountants for the years ending December 31, 2005 and 2006. This is a change in accountants recommended and approved by the Registrant’s Executive Management and the Registrant’s Board of Directors.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the date of this filing, Roger Mohlman, our Chief Executive Officer and Principal Financial Officer, of evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon his evaluation, Mr. Mohlman concluded that as of December 31, 2005, our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission filings at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

  We were unable to meet our requirements to timely file our Form 10-QSB for the period ended September 30, 2005; our Form 10-KSB for the year ended December 31, 2005; our quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006; our Form 10-KSB for the year ended December 31, 2006; and our Form 10-QSB for the periods ended March 31, 2007 and anticipate filing our 10-QSB for the period ended June 30, 2007 late. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

  We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles as demonstrated by significant adjustments to our financial statements identified by our independent registered accounting firm in the preparation of this quarterly report. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-KSB for the year ended December 31, 2005 and our Forms 10-QSB for the three months ended March 31, 2006, the six months ended June 30, 2006 and the nine months ended September 30, 2006, or the Form 10-KSB for year ended December 31, 2006, or the Form 10-QSB for the three months ended March 31, 2007 and the six month ended June 30, 2007 will be late. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Title
Roger Mohlman	59	President, CEO, Treasurer, Chairman
Daniel Beckett (1)	48	CFO, Secretary, Director
Leonard Kowalewski (2)	63	Director of Operations

Richard Mesnick (3)	62	Executive Vice President of Sales
Dr. Mark DeBruin (4)	46	Independent Director
Arthur de Joya (5)(6)	41	Independent Director

  Effective as of March 9, 2005, Dale Barnhart resigned from his position of Chief Financial Officer, Secretary and a director of American Water Star. Upon the resignation of Mr. Barnhart, Mr. Daniel Beckett was appointed the position of Chief Financial Officer, Secretary, and director of American Water Star. Mr. Beckett resigned from his positions with American Water Star on July 31, 2005.

  Effective as of December 27, 2004, Mr. Kowalewski joined management of American Water Star as the Director of Operations. Mr. Kowalewski resigned from his position of Director of Operations on December 5, 2005.

  Effective as of March 29, 2005, Mr. Mesnick joined management of American Water Star as the Executive Vice President of Sales. Mr. Mesnick resigned from his position of Executive Vice President of Sales on December 5, 2005.

  Dr. DeBruin resigned from the Board of Directors on December 7, 2005.

  Effective as of February 1, 2005, Mr. Arthur de Joya filled a director vacancy left by David Lieberman’s resignation of the Board of Directors.

  Effective as of March 8, 2005, Dale Paisley resigned as a director and the Chairman of the Audit Committee of American Water Star. Upon his resignation, Mr. de Joya was appointed as the Chairman of the Audit Committee. Mr. De Joya resigned from the Board of Directors and his position on any of the Board’s Committees on February 1, 2006.

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

Arthur de Joya was appointed to the Board on February 1, 2005 to fill the vacancy left by Mr. Lieberman’s resignation and serves on the all three committees of American Water Star. Upon Mr. Paisley’s resignation, Mr. de Joya was appointed as the Chairman of the Audit Committee. Subsequent to the year ending December 31, 2005, Mr. de Joya resigned from American Water Star’s Board of Directors and from all positions held on the Board of Directors’ Committees. He has over 13 years of experience in both public and private accounting, mainly working with publicly traded companies. Mr. de Joya is a Certified Public Accountant licensed in Nevada and since April 2003 he has worked as an independent accountant in Las Vegas at De

Joya & Company, a certified public accounting and consulting firm. Prior to being an independent accountant, Mr. de Joya worked at L.L. Bradford & Company, LCC as a partner-in-charge of the audit practice for approximately five years. Mr. de Joya was employed for KMPG LLP working with many large publicly traded companies before he began work at L.L. Bradford & Company. Currently, Mr. de Joya serves as the Chief Financial Officer for GamezNFlix, Inc, a publicly traded company on the OTC Bulletin Board. Mr. de Joya has also served as a chief financial officer for a publicly traded mining company, Vista Continental Corporation. Mr. de Joya received his B.S. in Business Administration from the University of Nevada, Las Vegas and is a member of the American Institute of Certified Public Accountants and Nevada Society of Certified Public Accountants.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Our Executive Officers or Directors have not been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our Executive Officers or Directors have not been convicted in any criminal proceeding (excluding traffic violations) nor are they the subject of a criminal proceeding which is currently pending.

Our Executive Officers or Directors have not been the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing, our CEO and President, Roger Mohlman, was current in his reports under this section.

Audit Committee

Prior to June 17, 2004, we did not have an Audit Committee and our board of directors performed the necessary functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements, and their audit report; and reviewing management’s administration of the system of internal accounting controls.

On June 17, 2004, we established and appointed members of the Board to the Audit Committee in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee initially was comprised of two directors; Messrs. Paisley (Chairman) and Lieberman. On January 31, 2005, Mr. Lieberman resigned as a director and a member of the Audit Committee. The board of directors for American Water Star appointed Mr. Arthur de Joya to fill the vacancies left by Mr. Lieberman’s resignation. On March 8, 2005, Mr. Paisley resigned as the Chairman of the Audit Committee and the Board appointed Mr. de Joya to serve as the new Chairman and appointed Dr. DeBruin to serve as a member of the Audit Committee. None of the members of the Audit Committee were or had been our officers or employees, and each member qualified as an independent director as defined by Section 121B(2)(c) of the American Stock Exchange Company and Section 10A(m) of the Securities Exchange Act of 1934, and Rule 10A-3 thereunder.

Upon Mr. de Joya’s resignation in February 2006 and as a result of no longer being traded on the AMEX, we no longer have an Audit Committee. At the time of this filing, we only have one officer and director so we are not able to have an independent Audit Committee. Our board of directors will perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. If and when we are able to reestablish operations and able to appoint new members to the Board of Directors, we will reestablish the various board committees such as the Audit Committee.

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

After June 17, 2004, we drafted a Nominating and Corporate Governance Committee Charter and appointed members of the Board to the Committee. The Nominating and Corporate Governance Committee was initially with Messrs. Paisley, Lieberman, and Dr. DeBruin, however since the resignation of Mr. Lieberman and Mr. Paisley, Mr. de Joya joined Dr. DeBruin as a member of the committee. Each member of the Nominating and Corporate Governance Committee qualified as an independent director as defined by Section 121 of the American Stock Exchange Company Guide. Upon the resignations of Dr. DeBruin and Mr. de Joya, we no longer have a standing Nominating and Corporation Governance Committee.

As a result of only having one sole officer and director we do not have the resources to have a Nominating and Corporate Governance Committee. Our board of directors will perform some of the functions associated with a Nominating Committee while we recommence our operations and until we are able to appoint additional members to the Board of Directors who would qualify to serve on the Nominating and Corporate Governance Committee.

ITEM 10.	EXECUTIVE COMPENSATION

(a) General

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the most recent fiscal year ending December 31, 2005 and for the fiscal years ending December 31, 2004 and 2003. The remuneration described in the table does not include the cost of American Water Star’s benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of American Water Star’s business.

(b) Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compen-sation	Awards		Payouts	All other compen-sation
					Restricted Stock	Options	LTIP payouts
Roger Mohlman (1) Chief Executive Officer and President	2005 2004 2003	$-0- $399,600 $162,500	-0- -0- -0-	-0- -0- -0-	$-0- $362,000 -0-	$-0- $55,320 -0-	-0- -0- -0-	-0- -0- -0-

(1) Mr. Mohlman has served as Chief Executive Officer, President, and director of American Water Star since June 2002. In July 2003, he was also named Chairman of the Board and Chief Financial Officer of American Water Star. Mr. Mohlman’s salary was accrued for American Water Star’s 2003 and 2004 fiscal years. The 2003 amount was paid in April and $298,600 of the 2004 amount was paid. In February 2004, Mr. Mohlman received 200,000 shares of American Water Star’s common stock pursuant to our stock plan in consideration of his services to American Water Star in 2002 and 2003.

(c) Option Grant Table

Stock Option Grants

We maintained a consultant and employee stock compensation plan at American Water Star to compensate officers, directors, employees, consultants, and certain other persons providing bona fide services to American Water Star or to compensate officers, directors, employees for accrual of salary, through the award of our common stock. The effective date of the stock plan is December 27, 2002 and was later amended in March of 2004. The following table includes the current options granted as of December 31, 2005.

On August 17, 2004, in accordance with Section 5 of American Water Star’s Stock Plan, the Board of Directors granted to each of its directors options, pursuant to a Grants of Options Agreement, to purchase up to 120,000 shares of its common stock at the exercise price of $0.77 per share.

EXECUTIVE OFFICER/DIRECTOR OPTION GRANTS

Name	Year	Number of securities underlying options granted	Percent of total options granted to employees in fiscal year	Exercise or base price ($/Share)	Expiration Date

Roger Mohlman	2004	120,000	20%	$0.77	08/17/2009

(d) Aggregated Option Exercises and Fiscal Year-End 2005 and Fiscal Year-End 2004

AGGREGATED OPTION EXERCISES IN FISCAL YEAR AND OPTION VALUES

Name	Year	Shares acquired on exercise (#)	Value Realized ($)	Number of Securities underlying unexercised options at December 31, 2005	Value of unexercised options at December 31, 2005

Roger Mohlman	2004	0	0	120,000	0

(f) Compensation of Directors

During the 2005 year we did not give our directors any compensation for their services as a director.

(g) Employment contracts and termination of employment and change-in-control arrangements.

Roger Mohlman: Effective January 1, 2003, we entered into an employment agreement with Roger Mohlman to serve as our President and CEO. Prior to that date, Mr. Mohlman did not have an employment agreement. The term of the employment contract was for one year from the effective date. The contract could be extended for an additional two years upon both parties mutual consent. The initial annual base compensation for 2003 was set at $120,000 (subject to increase by the Board of Directors), stock options, annual bonus in accordance with American Water Star’s performance, and various benefits. In February 2004, pursuant to a resolution of the Board, the employment agreement was extended for two years and Mr. Mohlman's base salary was set at $240,000. In 2003, we accrued the $120,000 base salary and awarded Mr. Mohlman compensation of approximately $42,500 for his services to us commencing in August 2002, all of which compensation was paid in April 2004. During the year ended December 31, 2004, we accrued $101,015 in compensation for Mr. Mohlman and during the 2005 did not accrue any compensation.

Daniel Beckett: Effective March 9, 2005, we entered into an employment agreement with Daniel Beckett to serve as our Chief Financial Officer and Secretary of American Water Star. Prior to that date, Mr. Beckett was the Controller for the Company. Under his previous consulting agreement, Mr. Beckett was granted 50,000 shares of common stock with a market value of $37,000. Pursuant to the terms of the employment contract, Mr. Beckett was to be employed for a ninety-day probationary term allowing for a review of the terms and compensation of the contract. The employment of Mr. Beckett was extended for the remainder of a one-year term set to expire on March 31, 2006. Mr. Beckett was to receive annual compensation of $150,000 for his services as the Chief Financial Officer. On July 31, 2005, Mr. Beckett resigned as the Chief Financial Officer.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from American Water Star, with respect to any of our executives officers, set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with American Water Star, or any change in control of American Water Star, or a change in the person’s responsibilities following a change in control of American Water Star.

COMPENSATION COMMITTEE

Prior to June 17, 2004, we did not have a Compensation Committee Charter and the Board performed the necessary functions related to compensation. Subsequent June 17, 2004, a Compensation Committee Charter was approved and members of the Board were appointed to the Committee. The Compensation Committee was comprised of two directors: Messrs. De Joya and Dr. DeBruin. Each member of the Compensation Committee qualified as an independent director as defined by Section 121 of the American Stock Exchange Company Guide.

As a result of currently only having one sole officer and director we do not have the resources to have a Compensation Committee. Our board of directors will perform some of the functions associated with Compensation Committee if we are able to recommence our operations and until we are able to appoint additional members to the Board of Directors who would qualify to serve on a Compensation Committee.

The Compensation Committee will have the responsibility to develop guidelines for, evaluate and approve cash and equity compensation and benefit plans, programs, and agreements for our Chief Executive Officer and other executive officers; to administer our stock incentive plans; and to develop and review the Company’s compensation philosophy.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on July 16, 2007, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

The percentage of beneficial ownership for the following table is based on 136,852,858 shares of common stock outstanding as of July 16, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after July 16, 2007 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management and Certain Beneficial Owners

Name and Address of Beneficial Owner (1), Officer, or Director	Number of Shares (2)	Percent of Ownership (3)
Roger Mohlman, President, CEO, and Chairman (4)	62,237,677	45%

Total of all Officers, Directors, and Beneficial Owners	62,237,677	45%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). All addresses are care of the Company, 4560 South Decatur Boulevard, Las Vegas, NV 89103.

  The amount listed does not include 120,000 options granted to the directors as of August 17, 2004, which were to Roger Mohlman, Dale Barnhart, Dale Paisley, David Lieberman, and Dr. Mark DeBruin.

  Figures are rounded to the nearest tenth of a percent.

  This amount includes shares held in Mr. Mohlman's name as well as those held in a Trust for Mr. Mohlman.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ROGER MOHLMAN

In June 2004, IQ USA, Inc., a company which was to provide services to New Age Packaging, was incorporated, which initially listed Mr. Mohlman as an officer in error. Subsequently, Mr. Mohlman resigned and is no longer affiliated with IQ USA. Mr. Mohlman does not currently nor has he in the past had any ownership interest in IQ USA.

During the third quarter of 2004, we issued 1,888,889 shares of our common stock to Mr. Mohlman in cancellation of $1.7 million in cash advances made to us in the three-month period ended September 30, 2004. In addition, Mr. Mohlman loaned New Age, our wholly-owned subsidiary, $1,150,000 without interest or collateral which was due July 2005.

During the 2005 year, our Chairman, Chief Executive Officer and largest stockholder advanced $58,000 to the Company.

DONNA MOHLMAN

Pursuant to a factoring agreement, American Water Star factored certain of its accounts receivable with Camelot, Ltd, an entity controlled by Donna Mohlman, the former wife of our chairman, chief executive officer, and majority stockholder. The factoring agreement required a 5% transaction fee and daily usage fee based on an annual percentage rate. The maximum amount to be advanced under this agreement was $4,000,000. In October of 2004, we cancelled this factoring agreement with Camelot. American Water Star’s obligations to Camelot were collateralized by all of our accounts receivable, inventories, and equipment. The unpaid amounts due from Camelot were offset against advances from Camelot.

Camelot, Ltd. was established as a holding company that provides financial assistance to various companies through different types of financing transactions. Camelot has provided such services to American Water Star and its related subsidiaries, as well as to companies not affiliated with American Water Star. Camelot has provided American Water Star a financial vehicle to conduct American Water Star’s business pursuits. Donna Mohlman is an officer of Camelot and has some control over J.T. Management Trust, the trust funding Camelot’s endeavors. The beneficiary of the trust is Mr. Mohlman’s and Donna Mohlman’s son. Although these transactions were not negotiated at “arms-length,” our directors and executive officers deemed it reasonable based on certain criteria of American Water Star not having established credit ratings capable of conducting business and the terms being fair and reasonable.

Ms. Mohlman is the sole officer of D.A.M.E., Inc. American Water Star had a consulting agreement with D.A.M.E. whereas D.A.M.E. was to provide product advertisement campaigns, slogans, trademark design, and other needed artwork. The term of this agreement was for 24 months beginning on January 1, 2004. D.A.M.E. was to receive $10,000 a month for services and 100,000 shares of restricted common stock.

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

The following is a summary of services all of the related entities provided the company:

	For the Years Ended December 31,
	2005	2004

Product development	$-0-	$219,474
Operating & capital lease payments	110,283	817,660
Consulting services (by common stock issuance)	47,520	179,000
Leased employee and consulting cost	-0-	549,205
Other	-0-	325,071
Raw materials	-0-	369,728
Cash advances / Repayment	-0-	1,308,092

Total	$157,803	3,768,230

In addition the entities discussed above also sold bottling and office equipment to American Water Star for $3,248,846 during the year ended December 31, 2004; however, nothing was sold to American Water Star for the year ended December 31, 2005.

ACQUISITION OF NEW AGE PACKAGING, INC.

On December 23, 2002, we completed the acquisition of New Age Packaging, Inc. (then known as American Distribution & Packaging, Inc.), a privately-held Nevada corporation (“New Age”), pursuant to an Acquisition Agreement dated December 23, 2002. Pursuant to that Agreement, New Age exchanged 100% of its outstanding common stock for 5,200,000 newly issued shares of our common stock. Upon completion of that acquisition, New Age became a wholly-owned subsidiary of American Water Star.

Although the consideration exchanged in the New Age acquisition was not negotiated at “arms-length,” our directors and executive officers deemed it reasonable based on certain criteria such as the valuation of the assets of New Age; New Age’s current and historical business operations; the potential of New Age; and the potential benefit to our stockholders. Our directors determined that the consideration for the exchange was reasonable under these circumstances.

The Board of Directors of American Water Star, on December 31, 2003, resolved to spin-off New Age to our stockholders of record as of March 15, 2004 as a stock dividend. As of the date of this report the spin-off has not occurred; although we still intend to complete the spin-off.

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation		10-KSB	12/31/99	3.1	04/13/00
3(i)(b)	Certificate of Amendment to the Articles of Incorporation		10-KSB	12/31/99	3.2	04/13/00
3(i)(d)	Certificate of Amendment to the Articles of Incorporation		10-QSB	03/31/02	3.4	05/20/02
3(ii)(a)	Bylaws of the Company		10-KSB	12/31/99	3.3	04/13/00
4.1	Certificate of Change in Number of Authorized Shares		S-8		4.3	04/05/02
4.2	Certificate of Designation Series A Convertible Preferred Stock	S-8		4.4	04/05/02
4.3	Amended Stock Plan	10-QSB	09/30/04	4.1	11/19/04
4.4	Securities Purchase Agreement with Laurus Master Fund, Ltd.	8-K		4.1	11/04/04
4.5	Registration Rights Agreement with Laurus Master Fund, Ltd.	8-K		4.2	11/04/04
4.6	Master Security Agreement with Laurus Master Fund, Ltd.	8-K		4.3	11/04/04
4.7	Subsidiary Agreement between All-Star Beverages and Laurus Master Fund, Ltd.	8-K		4.4	11/04/04
10.1	Employment Agreement with Roger Mohlman	10-KSB	12/31/02	10.4	04/16/03
10.2	Trademark and Design License Agreement for use of Hawaiian Tropic name	10-KSB	12/31/02	10.6	04/16/03

10.3	Employment Agreement with Daniel Beckett		8-K		10	05/19/05
10.4	Forbearance Agreement with Laurus Master Fund, Ltd.		8-K		10.1	08/10/05
10.5	Secured Convertible Note with Laurus Master Fund, Ltd.		8-K		10.2	08/10/05
10.6	Master Security Agreement with Laurus Master Fund, Ltd.		8-K		10.3	08/10/05
10.7	Subsidiary Guarantee with Laurus Master Fund, Ltd		8-K		10.4	08/10/05
10.8	Deed of Trust, Assignments of Rents, Security Agreement and Fixture Filing for the benefit of Laurus Master Fund		8-K		10.5	08/10/05
14.1	Code of Ethics		10-KSB	12/31/02	14.1	04/16/03
16.1	Letter by L.L. Bradford & Company, LLC		8-K/A		16	06/25/07
16.2	Letter by Weaver & Martin, LLC		8-K/A		16	07/24/07
20.1	Notice of Trustee’s Sale		8-K		10.1	12/29/05
20.2	Copy of the Statement of Breach or Non-Performance and Notice of Election to Sell		8-K		10.2	12/29/05
21	List of Subsidiaries	X
31	Certification of Roger Mohlman Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Roger Mohlman, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Gruber & Company, LLC for the review of our September 30, 2005 quarterly financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements and for the audits of our 2004 and 2005 annual financial statements included in our Form 10-KSB was $27,000.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

As of December 31, 2005, the Registrant no longer has an audit committee.

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

 /s/  Roger Mohlman

Roger Mohlman	Chief Executive Officer,	August 9, 2007
Director

INDEX

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:

Report on audited consolidated financial statements	F-1

FINANCIAL STATEMENTS

Consolidated balance sheets as of December 31, 2005 and 2004	F-2

Consolidated statements of operations for the years ended December 31,
2005 and 2004	F-3

Consolidated statements of stockholders' equity (deficit) for years ended
December 31, 2005 and 2004	F-4

Consolidated statements of cash flows for the years ended December 31,
2005 and 2004	F-5

Notes to consolidated financial statements	F-6 - F-21

E. Randall Gruber, CPA, PC

Certified Public Accountant	Telephone (636)561-5639
121 Civic Center Drive, Suite 125	Fax (636)561-0735

Lake Saint Louis, Missouri 63367

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

AMERICAN WATER STAR, INC. AND SUBSIDIARIES

I have audited the accompanying consolidated balance sheets of American Water Star, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for our opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Water Star, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 and 7 to the consolidated financial statements conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lake Saint Louis, Missouri

August 29, 2006

Member: American Institute of Certified Public Accountants
Registered: Public Company Accounting Oversight Board (PCAOB)

American Water Star, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash	$50,561	$1,286,624
Accounts receivable, net of allowance for doubtful accounts of
$112,251 and $100,000 at 12/31/05 and 12/31/04	33,129	636,156
Inventories	-	3,156,323
Prepaid expenses	-	197,835
Total current assets	83,690	5,276,938

Property, plant and equipment, net	6,932,351	4,277,971
Equipment held for future use	-	4,412,433
Leased equipment		1,082,000

Other assets:
Loan fees, net of amortization of $113,000	-	960,500
Advances to related parties	478,266	913,835
Deposits and prepaid expenses - related party	-	277,414
Total other assets	478,266	2,151,749
	$7,494,307	$17,201,091
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$1,048,916	$134,910
Accrued liabilities	1,387,933	525,437
Accrued compensation – chairman and majority stockholder	-	1,736,015
Current maturity of long-term debt	6,450,791	1,372,862
Current portion of capital lease obligation –related party	785,159	150,445
Advances from related parties	509,522	-
Notes payable – related party	-
Total current liabilities	10,182,322	3,919,669

Long-term liabilities
Long-term capital lease obligation –related party	-	744,997
Long-term debt	-	3,127,673
Total long-term liabilities	-	3,872,670

Stockholders’ equity
Preferred stock, $0.0001 par value, 20,000,000 shares	-	-
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares	-	-
authorized, no shares issued
Common stock, $0.0001 par value, 150,000,000 shares
authorized, 92,744,525 and 80,227,858 shares issued
and outstanding as of 12/31/05 and 12/31/04	9,274	8,023
Stock bought or for services not issued 720,000 and 720,000
shares at 12/31/05 and 12/31/04	72	72
Common stock subscribed	10,000	-
Stock issuance obligation	1,700,000
Unearned consulting services	-	(119,879)
Additional paid-in capital	35,772,579	32,864,840
Accumulated (deficit)	(40,179,940)	(23,344,304)
	(2,688,015)	9,408,752
	$7,494,307	$17,201,091

See noted to consolidated financial statements

American Water Star, Inc.

Consolidated Statements of Operations

For the Years Ended
December 31,
	2005	2004

Sales	$-	$-
Cost of sales	-	-

Gross profit	-	-

Expenses:
Depreciation and amortization	-	-
General and administrative expenses	-	-
General and administrative expenses - related party	-	-
Loss due to impairment of equipment	-	-

Total cost and expenses	-	-

Net operating (loss)	-	-

Other (expense):
Interest (expense)	-	-
Interest (expense) related party	-	-

Total other income (expense)	-	-

Loss from continuing operations	-	-

DISCOUNTED OPERATIONS
Loss from discontinued operations	(16,835,636)	(16,440,735)

Net loss	$(16,835,636)	$(16,440,735)

Loss per share from continuing operations	$-	$-
Loss per share from discontinued operations	$(0.20)	$(0.21)
Total loss per share	$(0.20)	$(0.21)
Weighted average number of
common shares outstanding - basic and fully diluted	84,576,717	77,126,235

See noted to consolidated financial statements

American Water Star, Inc.

Consolidated Statements of Changes in Stockholders' Equity

				Unamortized	Stock
			Additional	cost of	Earned	Stock	Common		Total
	Common Stock		Paid-in	Shares Issued	for Services	Issuance	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	for Services	Not Issued	Obligation	Subscribed	(Deficit)	Equity
Balance, December 31, 2003	63,263,206	6,327	13,812,021	(637,883)	-		-	(6,903,569)	6,276,895

Shares issued for cash	9,188,013	919	8,357,929	-	-		-	-	8,358,848
Warrants exercised for cash	2,738,572	274	1,261,481	-	-		-	-	1,261,755
Shares issued for asset acquisition	200,000	20	219,980	-	-		-	-	220,000
Shares issued upon conversion
of notes payable - related party	1,888,889	189	1,699,811	-	-		-	-	1,700,000
Shares issued for consulting	2,549,178	254	4,540,041	-	-		-	-	4,540,295
Shares issued for services - related
party	400,000	40	935,560	-	-		-	-	935,600
Warrants issued for convertible loan			322,515	-	-		-	-	322,515
Warrants issued for services			933,700						933,700
recorded in 2003				-	-		-	-	-
Amortization of unearned services	-	-	-	518,004	-		-	-	518,004
Beneficial conversion of convertible
note	-	-	234,796	-	-		-	-	234,796
Shares for services not yet
issued - related party	-	-	269,528	-	22		-	-	269,550
Shares for services not yet issued	-	-	277,478	-	50		-	-	277,528

Net (loss)
For the year ended
December 31, 2004	-	-	-	-	-	-	-	(16,440,735)	(16,440,735)
Balance, December 31, 2004	80,227,858	$8,023	$32,864,840	$(119,879)	72	-	$-	$(23,344,304)	$9,408,751

Warrants issued to Laurus for
convertible debenture			114,000						114,000
Common stock subscribed							10,000		10,000
Amortization of unearned services				1,171,820					1,171,820
Warrants issued for services			107,000						107,000
Common stock issued for services	12,516,667	1,251	2,686,739	(1,051,941)					1,636,049
Stock issuance obligation to CEO
to settle notes payable						1,700,000			1,700,000

Net loss for the year
ended December 31, 2005	-	-	-	-	-	-	-	(16,835,636)	(16,835,636)
Balance, December 31, 2005	92,744,525	$9,274	$35,772,579	$-	$72	$1,700,000	$10,000	$(40,179,940)	$(2,688,015)

See noted to consolidated financial statements

American Water Star, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2005	2004
Cash flows from operating activities
Net (loss)	$(16,835,636)	$(16,440,735)
Depreciation and amortization	1,217,447	607,367
Amortization of beneficial conversion and consulting services	119,879	528,725
Amortization of loan fees and deferred financing costs	960,500	193,404
Shares and warrants issued for services and asset
acquisition	2,794,990	5,971,524
Warrants issued for convertible debenture	114,000
Shares and options issued for services - related party		1,205,150
Shares issued for advances from the Chairman/CEO	1,700,000	1,700,000
Impairment charges on equipment	1,662,658	-
Impairment of goodwill	103,000	-
Provision for doubtful accounts	12,251	-
Adjustments to reconcile net (loss) to cash
used in operating activities:
(Increase) in accounts receivable	590,776	(611,315)
(Increase) in inventories	3,156,323	(196,538)
Decrease in other current assets		81,500
(Increase) in prepaid expenses	197,835	(197,835)
Increase in accounts payable and accrued expenses	1,776,502	275,465
Increase (decrease) in accrued compensation to CEO	(1,736,015)	(185,495)
Net cash (used) by operating activities	(4,165,490)	(7,068,783)

Cash flows from investing activities
Purchase of equipment	(40,051)	(2,629,477)
Purchase of equipment - related parties	-	(4,045,061)
Advances, deposits and prepaid expense to related parties	277,414	(1,733,996)
Goodwill acquired	(103,000)	-
Net cash provided (used) by investing activities	134,363	(8,408,534)

Cash flows from financing activities
Capital lease obligations	(110,283)	1,082,000
Payments on capital lease obligations -related party		(186,558)
Advances from related parties	945,091	-
Advances from chairman/majority stockholder	-	1,600,000
Proceeds from long-term debt	1,950,256	5,000,000
Loan fees and beneficial conversion feature on long-term
debt	-	(1,073,500)
Proceeds from sale of common stock	10,000	9,620,603
Net cash provided from financing activities	2,795,064	16,042,545

Net increase (decrease) in cash	(1,236,063)	565,228
Cash - beginning	1,286,624	721,396
Cash - ending	$50,561	$1,286,624

Supplemental disclosures:
Interest paid	$-	$64,000
Income taxes paid	$-	$-
Supplementary disclosure of Non-Cash Investing and Financing Activities

Issuance of stock for services and an asset acquisition	$2,794,990	$4,760,296
Issuance of stock for the conversion of a note payable to the
Chairman/CEO	1,700,000	1,700,000
Issuance of warrants for services	107,000	933,700
Issuance of stock and options for services - related party	-	935,600
Stock for services earned but not issued - related party	-	269,550
Stock for services earned but not issued	-	277,528
Warrants issued for long-term debt	114,000	322,515

See noted to consolidated financial statements

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

1.	Significant Accounting Policies

Nature of Business

The Company was originally organized on June 1, 1999 as American Career Centers, Inc. On April 2, 2002 we amended our Articles of Incorporation to change our name to American Water Star, Inc. We are engaged in the production and sale of multiple non-alcoholic, non-carbonated beverages.

Use of Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from estimates and assumptions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of American Water Star, Inc. a Nevada corporation and its wholly owned subsidiaries, All Star Beverage, Inc., New Age Packaging and Distribution, Inc., and Colorado River Distribution, LLC and are prepared in accordance with accounting principles generally accepted in the United States. The accompanying financial statements reflect the results of operations and financial condition of

All Star Beverage, Inc., New Age Distribution, Inc. and Colorado River Distribution, LLC.

During 2005, we entered into an agreement to purchase from Colorado River Distributors, LLC, the distribution rights of their Nevada division for the amount of $103,000. In addition to purchasing the distribution rights, we purchased the existing inventory of their Nevada Division for $55,216. Colorado River Distributors has distributing agreements for the paper products of Arrowhead Water, Coca Cola, Gatorade, and Tropicana.

Risks and Uncertainties

The Company’s operations could be adversely affected by restrictions on sources of supply; advertising effectiveness; changes in labeling requirements; changes in governmental regulations; changes in the rate of taxation; the expropriation of private enterprise; or product issues such as a product recall. The foregoing list of risks and uncertainties is not exclusive. We monitor our operations with a view to minimizing the impact to our overall business that could arise as a result of the risks inherent in our business.

Loss per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basis loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

outstanding during the period. There were no securities considered to be dilutive in the computation of loss per share.

Trade Accounts Receivable

We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate the allowance based on our history of write-offs, level of past due accounts based on the contractual terms of the receivables and our relationships with and economic status of our customers.

Inventories

Inventories consist of primarily of raw materials, supplies, concentrates and syrups and are valued at the lower of cost or market. We determine cost on the basis of average cost or first-in, first-out methods.

Stock Based Compensation

Common stock, warrants and options issued for services by non-employees is accounted for based on the fair market value at the date the services are performed. If the services are to be performed over a period of time the value is amortized over the life of the period that services are performed.

We account for our stock option plan in accordance with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant.

Income Taxes

We account for income taxes under SFAS 109, “Accounting for Income Taxes”. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The provision for income taxes differ from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

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

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

Earnings per Common Share

SFAS No. 128, “Earnings per Share” requires presentation of “basic” and “diluted.” This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted loss per share computations.

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

Life
Computer equipment	5
Software	3
Office furniture and fixtures	7
Bottling equipment	7 -10
Leasehold improvements	Life of lease
Buildings	30

Depreciation commences upon implementation of the asset. Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the costs and accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149. Our Company recognizes all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

Advertising Costs

The Company expenses all costs of advertising as incurred. There were $153,855 and $563,678 advertising costs included in general and administrative expenses as of December 31, 2005 and 2004.

Revenue Recognition

Revenue from the sale of our products is recorded when all of the following criteria are met:

Persuasive evidence of an arrangement exists,

Delivery has occurred or services have been rendered,

Our price to the buyer is fixed and determinable, and

Collectibility is reasonably assured.

Sales are recorded net of discounts, rebates and promotional costs.

Debt issue costs

Costs related to securing our long-term debt are recorded as an asset and are amortized over the life of the debt.

Long-lived Assets

We review the carrying value of long-lived assets at each balance sheet date if indication of impairment exists. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. At December 31, 2005, we recognized an impairment expense in the amount of $1,662,658.

Recently Issued Accounting Standards

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

  Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

  Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

  Permits an entity to choose “Amortization method” or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

  At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities a servicer elects to subsequently measure at fair value

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation.

2.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2005 and 2004, the Company incurred losses from operations of $16,835,636 and $16,440,735, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As further discussed in Note 7, on November 4, 2005, Laurus Master Fund (“Laurus”)notified the Company that certain defaults had occurred in the

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

Securities Purchase Agreement, including the Company’s failure to make interest payments on September 1, 2005, October 1, 2005 and November 1, 2005. In addition, the Company had failed to make principal and interest payments due to Laurus Master Fund on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005. Based upon the occurrence and continuance of the defaults, the Company was notified that Laurus had accelerated the amounts due under the obligations, demanding payment in full on November 7, 2005 in the amount of $6,694,875. In the event the payment amount was not received by Laurus by the due date, foreclosure proceedings covered by the Deed of Trust would begin.

Subsequent to November 7, 2005, foreclosure proceedings were begun on all of the Company’s real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, in the Superior Court of the State of Arizona in and for the County of Maricopa, following the Real Property and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.

3. Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts; customer credit-worthiness, past transaction history, current economic and industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

Changes in the allowance for doubtful accounts is as follows:

	For the Years Ended
	December 31,
	2005	2004

Beginning balance	$00,000	$ 247,037
Additional provision	1,582,228	100,000
Write-offs	1,569,977	(247,037)

Ending balance	$112,251	$100,000

4. Inventories

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31,:

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

	December 31,
	2005	2004

Raw materials	$ -	$ 2,387,821
Finished goods	-	768,502

Total Inventories	$ -	$ 3,156,323

5.	Property, Plant and Equipment

 Property, plant and equipment consisted of the following:

	December 31,
	2005	2004

Bottling and other equipment	$ 6,977,986	$ 1,720,763
Office equipment	531,638	531,638
Furniture and fixtures	80,192	80,192
Website	357,589	357,589
Vehicles	65,601	35,200
Improvements	101,885	101,885
Building	1,566,468	1,566,469
Land	800,000	800,000
	10,481,629	5,193,736
Less – Accumulated depreciation	3,549,278	(915,765)
Total property, plant and equipment	$ 6,932,351	$ 4,277,971

Depreciation and amortization totaled $ 1,217,447 and $607,367 for the years ended December 31, 2005 and 2004

6. Equipment held for future use

Bottling and other equipment with a cost of $ -0- and $4,412,433 at December 31, 2005 and 2004 had not been put into service at the respective year ends.

The Company also has bottling and other equipment with a book value of $961,000, which is under capital lease obligations. The accumulated depreciation on the leased equipment as of September 30, 2005 was $120,200.

7. Accrued Compensation and Notes Payable to the Chairman / CEO

Loans payable to the Chairman / CEO consist primarily of cash advances and at December 31, 2004 the advances totaled $1,635,000. Each loan was non-interest bearing and was due on demand. The Company recorded accrued interest of $35,000 based upon a 6% interest rate. On November 18, 2005, the Company’s Board of Directors authorized the Chairman’s / CEO’s

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

request to convert the notes payable into shares of the Company’s common stock, reducing the Company’s liabilities by $1,700,000. The conversion was done on January 6, 2006 at $.05 per share based on the reported market price of the Company’s common shares on that date. The balance is recorded as Stock Issuance Obligation in the stockholders’ equity section of the balance sheet at December 31, 2005.

Accrued compensation totaled $ -0- and $101,015 at December 31, 2005 and 2004.

8. Long-term Convertible Debt

On October 28, 2004, we issued a $5,000,000 secured convertible note (“Note”) to Laurus Master Fund, Ltd. (“Laurus”). The note was convertible into shares of our common stock at an initial conversion price of $0.57 per share. Pursuant to this agreement, we also issued to Laurus a warrant (“Warrant”) to purchase up to 2,543,860 shares of our common stock at an exercise price of $0.66. The warrant expires on October 28, 2009. The unamortized cost of the warrants issued to Laurus of $322,515 accretes to interest expense over the period of the loan based on the interest method. The accreted amount of the unamortized cost of warrants was $290,116 and $32,399 for the years ended December 31, 2005 and 2004, and these amounts were reported as interest expense. There was a beneficial conversion feature to the convertible note totaling $234,796 based on the difference between the conversion price and the trading price of our common stock. For the years ended December 31, 2005 and 2004, the amount of accretion to interest expense resulting from the beneficial conversion was $224,075 and $10,721.

The Note had a term of three years and accrued interest at the prime rate plus 3% per year. All of our assets serve as security for this Note. Interest on the principal amount was payable monthly, in arrears, on the first business day of each calendar month commencing December 1, 2004. In addition, effective February 1, 2005, we were required to make monthly principal payments in the amount of $151,515 per month, continuing until the maturity date. Under the terms of the Note, the monthly interest payment and the monthly principal payment are payable either in cash at 102% of the respective monthly amortization amount, or, if certain criteria are met, in shares of our common stock. The principal criteria for the monthly payments to be made in shares of our common stock include:

•	the effectiveness of a current registration statement covering the shares of our common stock into which the principal and interest under the note are convertible;
•	an average closing price of our common stock for the previous five trading days greater than or equal to 110% of the fixed conversion price; and
•	the amount of such conversion not exceeding 25% of the aggregate dollar-trading volume of our common stock for the previous 22 trading days.

Upon an event of default under the Note, Laurus may demand repayment of the outstanding principal balance at a rate of 130% of the Note plus any accrued interest.

On a month-by-month basis, if we register the shares of our common stock issuable upon conversion of the Note and upon exercise of the Warrant on a registration statement declared effective by the Securities and Exchange Commission, and the market price of our common stock exceeds the conversion price by at least 25% for five consecutive trading days, then

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

the interest rate of the Note for the succeeding calendar month shall be reduced by 1% for every 25% increase in the market price of our common stock above the conversion price of the Note, but in no event shall the interest rate be less than 6%.

Laurus also had the option to convert all or a portion of the Note into shares of our common stock at any time, subject to limitations described below, at a conversion price of $0.57 per share, subject to adjustment as described below. At December 312, 2004, the maximum amount of conversion that Laurus could convert was 3,898,136 shares of our common stock.

Laurus was limited on its ability to convert if the conversion of the Note or the exercise of the Warrant would cause the shares then held by Laurus to exceed 4.99% of our outstanding shares of common stock unless there had been an event of default or Laurus provided us with 75 days prior notice.

We were obligated to file a registration statement with the Securities and Exchange Commission registering the resale of shares of our common stock issuable upon conversion of the Note and exercise of the Warrant by December 12, 2004, and to have such Statement declared effective by the SEC not later than February 5, 2005. We timely filed the registration statement.

On February 28, 2005, the Company entered into an “Amendment and Waiver Agreement” with Laurus in connection with the financing agreement entered into on October 28, 2004. The amended Agreement provides for payment of accrued interest, principal and fees, pursuant to the original note in the form of a warrant to purchase 1,500,000 shares of the Company’s common stock with an exercise price of $0.50 per share.

On July 22, 2005 in order to satisfy a default under the terms of the Laurus note (“the first note”), the Company entered into various agreements with Laurus relating to, supplementing and amending the prior agreements. Laurus agreed to forbear from taking action on existing defaults until October 26, 2007. In consideration of Laurus forbearance, the Company issued Laurus a Secured Convertible Term Note in the principal amount of $1,286,099 (the “Second Note”) representing the aggregate accrued interest and fees owed by the Company to Laurus as of July 31, 2005. Under the terms of the second note, interest would be paid monthly, in arrears, commencing on September 1, 2005 until October 26, 2007, the Maturity Date. Principal and any unpaid interest is due on the Maturity Date. The Second Note was issued in addition to, and not in replacement or satisfaction of, the First Note.

On November 4, 2005, Laurus notified us via certified mail that certain Forbearance Defaults had occurred, and were continuing due to our failure to make payments of interest to Laurus on September 1, 2005, October 1, 2005 and November 1, 2005 in accordance with the requirements of the July 22, 2005 note, and regularly scheduled payments of principal and interest to Laurus on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005 under and in accordance with the terms of the October, 2004 note. Based upon the occurrence and continuance of the defaults, Laurus notified us that all obligations and liabilities owed to Laurus are accelerated. Demand was made in the amount of $6,694,875, constituting all obligations and liabilities to Laurus as of November 7, 2005. If the payment was not received by Laurus by November 7, 2005, Laurus would exercise its rights and remedies against us under the Note documents and applicable law, including

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

without limitation the immediate commencement of foreclosure proceedings against our real property covered by the Deed of Trust.

On November 23, 2005, we received a Notice of Trustee’s Sale in which Laurus notified us that all real property interests, including all property and fixtures described under the Deed of Trust, Assignment of Rents. Security Agreement and Fixture Filing executed by us and recorded on July 28, 2005 in the Official Records of Maricopa County, Arizona would be sold to the highest bidder on March 2, 2006.

On May 8, 2006 in the Superior Court of the State of Arizona in the county of Maricopa, Case number CV2006-001476, Laurus Master Fund, Ltd. an order was filed granting motion for an entry of order (i) approving the receiver’s final report, (ii) discharging the receiver, and (iii) dismissing the case against us. The Court found that the Court appointed receiver over all of the real, personal, tangible and intangible property of the Company, including all buildings, structures, leases, fixtures, and movable personal property had fulfilled all of its duties under the Appointment Order, had engaged in the following activities:

1.	Engaged in correspondence with Laurus and its various representatives regarding the status and security of the receivership property;
2.	Secured possession of real and personal property constituting the Receivership Property;
3.	Conducted site tours of the real property to ensure the security of Receivership Property;
4.	Monitored the limited operations of the Company and its employees to ensure the security of the Receivership Property;
5.	Verified the ownership of certain items of personal property owned by third parties and monitored removal of those items of personal property from the Receivership Property;
6.	Attended (1) hearing on “Application for Order to Show Cause Why a Receiver Should Not be Appointed; (2) foreclosure sale; and (3) UCC personal property sale.

The Court found that the Receiver had fully complied with and discharged all of its obligations under the Appointment order, and was released from any and all claims relating to its roles and duties under the Appointment Order. The Case, including all claims and counterclaims, was dismissed with prejudice, with each side to bear their own fees and costs.

The Receiver’s Final Report reporting that on March 2, 2006, all of our real property was sold through a foreclosure sale (Real Property Sale). In addition, on March 23, 2006 all of our personal property was sold through a UCC sale (Personal Property Sale). Following the Real Property Sale and the Personal Property Sale, substantially all of our assets had been sold to Laurus.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

Long-term debt consists of the following:

	December 31,
	2005	2004
Long-term convertible debt	$ 6,286,099	$ 5,000,000
Less unamortized cost of warrants	-	(275,390)
Less beneficial conversion	-	(224,075)
	6,286,099	4,500,535
Current portion	6,286,099	1,372,862

Total Long Term Convertible Debt	$ -	$ 3,127,673

Maturities of long-term convertible debt for the five succeeding years ending December 31, are as follows:

2005	$ -	$ 1,667,000
2006	6,286,099	1,818,000
2007	-	1,515,000
2008	-	-
2009	-	-
	$ 6,286,099	$ 5,000,000

9. Commitments and Contingencies

Legal proceedings

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainity the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation.

Operating Leases

We have lease agreements and arrangements, whereby we lease warehouse and operating facilities from companies including Camelot, Ltd., a related party. For the years ended December 31, 2005 and 2004 our rent expense was approximately $523,000 and $722,000 respectively.

During the year ended December 31, 2005, we became delinquent on building lease payments to a non-related party. Under the terms of the lease agreement we were locked-out, and under the terms of a court order, the lessor enforced their lien and took possession of our personal property to satisfy the payment of the delinquent lease.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

License Agreements

In January, 2003, the Company entered into an agreement with a corporation that owns the licensing rights to a consumer product trademark. The agreement provides the Company with a three-year exclusive license to produce, market and sell flavored water bearing the trademark name in the United States and Canada. In consideration, the Company agreed to pay a royalty of four percent of invoice sales (net of shipping and sales taxes), payable each quarter. The agreement calls for a guaranteed minimum annual royalty fee of $40,000 in 2003, $120,000 in 2004 and $200,000 in 2005. The agreement may be renewed at the option of the Company provided certain minimum sales have occurred. Royalty expense was $200,000 and $120,000 for the years ended December 31, 2005 and 2004.

10. Impairment Charges on Equipment

As a result of the foreclosure and subsequent trustee’s sale by Laurus, we have recorded an impairment in the carrying value of our property, plant and equipment of $1,662,658.

11. Capital Lease Obligations

The Company was leasing bottling equipment from a related entity that was recorded as a capital lease. The equipment was valued at an appraised amount of $1,082,000. At December 31, 2004, the equipment had not been placed into service and consequently no amortization was recorded.

The original lease period was for five years and the Company was required to pay a deposit of $151,567, which represented the residual value of the lease. The deposit was offset against the lease obligation. The effective weighted interest rate of the leases was 14.5%. Monthly payments for the lease were $21,889.

At December 31, 2005 the balance due on the lease was $785,159, and is included in current liabilities. The equipment that was included in this capital lease was included in the foreclosure and subsequent trustee’s sale by Laurus.

12. Income Taxes

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The Company had no income tax provision for the years ended December 31, 2005 and 2004. There is approximately $36,132,000 of net operating loss carry-forward, which expires beginning in 2022. the net deferred tax is as follows:

	For the Years Ended December 31,
	2005	2004
Non-current deferred tax assets (liabilities):
Net operating loss carry-forward	$ 12,225,000	$ 6,734,000
Allowances, reserves and depreciation	735,000	435,000
Accrued compensation		34,000
Valuation allowance	(12,960,000)	(7,204,000)
	$ -	$ -

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

A reconciliation of the provision for income taxes to the statutory federal rate (34%) for continuing operations is as follows:

	For the Years Ended December 31,
	2005	2004

Statutory tax benefit	$ 5,550,000	$ (5,590,000)
Non-deductible expense	725,000	591,000
Deductible expenses for tax purposes	(404,000)	(293,000)
Valuation allowance	5,871,000	5,292,000
	$ -	$ -

13.	Related Party Transactions

During the year ended December 31, 2005 our Chairman, Chief Executive Officer and largest stockholder of the Company advanced $58,000 to the Company.

Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer and largest stockholder provided the following to the Company for the year ended December 31, 2005 and December 31, 2004, respectively:

Services:

	For the Years Ended December 31,
	2005	2004
Product development	$ 0	$ 219,474
Payments under operating and capital leases	110,283	817,660
Consulting services (by common stock issuance)	47,520	179,000
Leased employee and consulting cost	-	549,205
Other	-	325,071
Raw Materials	-	369,728
Cash Advances/Repayments	-	1,308,092
Total	$ 157,803	$ 3,768,230

These entities sold bottling and office equipment to the Company for $-- and $3,248,846 during the year ended December 31, 2005 and 2004, respectively.

14. Equity Transactions

During the first quarter 2005:

On February 28, 2005, the Company issued Laurus a warrant to purchase 1,500,000 shares of

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

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

During the third quarter 2005

On July 20, 2005, the Company issued 6,750,000 shares of its common stock for services. The fair value o these shares at the date of issuance was $1,485,000.

On August 16, 2005, the Company issued 1,500,000 shares of its common stock for services. The fair value o these shares at the date of issuance was $320,000.

On September 9, 2005 the Company issued 16,667 post 1:12 split shares of its common stock to an investor in the Company’s predecessor, American Career Centers. The investor had purchased 200,000 shares prior to the split on March 12, 2002 for $20,000 but the shares were never issued.

On September 13, 2005, the Company issued 300,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $87,000.

On September 16, 2005, the Company issued 950,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $266,000.

During the fourth quarter of 2005, the Company:

Subscribed for 40,000 shares of its common stock and received $10,000.

On November 10, 2005, the company issued 3,000,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $510,000.

On December 31, 2005, the company approved the issuance of its common stock to convert a note payable from its’ Chairman/CEO. The fair value of these shares to be issued is $1,700,000.

During the first quarter of 2004, the Company:

Sold 10,163,259 shares of its common stock and issued warrants to purchase 8,888,888 shares of its common stock for net proceeds of $7,418,035. Of this amount, $3.6 million was received in May 2004.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

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

Options and Warrants

During the first quarter of 2005, we issued warrants to purchase 1,500,000 shares of common stock to Laurus Master Fund, Ltd. The value of the warrants using the Black-Scholes method was $107,000 that was recorded as additional paid-in capital.

On May 4, 2004 we issued warrants to purchase 1,000,000 shares of our common stock at a strike price of $1.28 for a term of one year to Merrick Okamoto, for services. The value of the warrants using the Black-Scholes pricing model was $798,200 that was recorded as consulting expense.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2005

On October 28, 2004, we issued 2,543,860 warrants to Laurus Master Fund, Ltd. in connection with the convertible note agreement. The warrants allowed Laurus Master Fund to purchase common stock at a price of $0.66 per share expiring on October 28, 2009. The value of the warrants using the Black-Scholes pricing model was $322,515, which was recorded as additional paid in capital.

On October 28, 2004, we issued warrants to purchase 1,000,000 shares of our common stock at a strike price of $0.58 for a term of 5 years to Gryphon Master Fund, L.P. for services. The value of the warrants using the Black-Scholes pricing model was $135,500, which was recorded as a consulting expense.

The weighted average of the assumptions used to value the warrants in 2004 were: Interest rate – 3.50%, Days to expiration – 1491, Stock price $0.81, Strike price - $0.77, Volatility – 74%, Yield-0%

During 2004, we sold 9,188,013 shares of our common stock, which included warrants, 4,444,446 warrants were issued with the initial purchase of common stock and expired on June 28, 2004 at which time, each of the initial warrants were replaced with 4,444,442 and set to expire on February 18, 2009 and have a strike price of $1.65.

On August 17, 2004 we granted 600,000 options to five employees and directors that had a strike price of $0.77 and expired in five years. The value of the options using the Black-Scholes pricing model was $276,600. The assumptions used to value the options were: Interest rate – 3.5%, Days to expirations – 1825, Stock price - $0.77, Volatility – 74% and Yield – 0%.

A summary of stock options and warrants is as follows:

				Weighted
		Weighted		Average
		Average		Exercise
	Options	Price	Warrants	Price

Outstanding at December 31, 2004	-	$ -	12,376,538	$ 0.52

Granted	-	-	1,000,000	0.20
Cancelled
Exercised

Outstanding at December 31, 2005	600,000	$ 0.77	13,376,538	$ 0.48

15. Concentrations

During 2005 we had five major customers that accounted for 51% of gross sales. During 2004, we had one major customer that accounted for 39% of gross sales.