Form 10QSB
period 2006-03-31
AMERICAN WATER STAR  INC
filed 2007-09-20
CIK 1041580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of Common Stock, $0.001 par value, outstanding on September 18, 2007, was 136,852,858 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

American Water Star, Inc. and Its Subsidiaries

Consolidated and Condensed Balance Sheet

(Unaudited)

March 31, 2006

	(Unaudited)
	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash	$-	$50,561
Accounts receivable, net of allowance for doubtful accounts of
$-0- and $112,251 at 3/31/06 and 12/31/05	-	33,129
Total current assets	-	83,690

Property, plant and equipment, net	-	6,932,351
Advances to related parties	-	478,266
	$-	$7,494,307
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	2,929,201	1,048,916
Accrued liabilities	161,857	1,387,933
Accrued compensation - chairman and majority stockholder	196,015	-
Current maturity of long-term debt	-	6,450,791
Current portion of capital lease obligation -related party	-	785,159
Advances from related parties	3,599,253	509,522
Total current liabilities	6,886,326	10,182,322

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares	-	-
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares	-	-
authorized, no shares issued
Common stock, $0.0001 par value, 150,000,000 shares
authorized, 136,852,858 and 92,744,525 shares issued
and outstanding as of 3/31/06 and 12/31/05	13,685	9,274
Stock bought or for services not issued 720,000 and 720,000
shares at 3/31/06 and 12/31/05	72	72
Common stock subscribed	10,000	10,000
Stock issuance obligation	-	1,700,000
Unearned consulting services	-	-
Additional paid-in capital	37,755,580	35,772,579
Accumulated (deficit)	(44,665,663)	(40,179,940)
	(6,886,326)	(2,688,015)
	$-	$7,494,307

See notes to consolidated and condensed financial statements

American Water Star, Inc. and Its Subsidiaries

Consolidated and Condensed Statements of Operations

(Unaudited)

For Each of the Three Months Ended March 31, 2006 and 2005

	For the three months ended
	March 31,
	2006	2005

Sales	$35,589	$907,310
Cost of sales	79,406	778,215

Gross profit (loss) from discontinued operations	(43,817)	129,095

Expenses:
Depreciation and amortization	-	219,419
General and administrative expenses	1,249,367	1,572,813
Loss on disposal of discontinued operations	3,187,774	-

Total expenses of discontinued operations	4,437,141	1,792,232

Net operating (loss) from discontinued operations	(4,480,958)	(1,663,137)

Other (expense):
Interest (expense)	(4,765)	(139,049)

Total other income (expense) from discontinued operations	(4,765)	(139,049)

Net loss from discontinued operations	(4,485,723)	(180,186)

Loss per share from discontinued operations	$(0.03)	$(0.02)
Weighted average number of
common shares outstanding - basic
and fully diluted	134,832,024	80,227,858

See notes to consolidated and condensed financial statements

American Water Star, Inc. and Its Subsidiaries

Consolidated and Condensed Statements of Cash Flows

(Unaudited)

For Each of the Three Months Ended March 31, 2006 and 2005

	For the three months ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net loss from discontinued operations	(4,485,723)	(1,802,186)
Adjustments to reconcile net loss to net used in operating activities
Depreciation and amortization	-	219,419
Loan fees – amortization	-	164,363
Stock issued for services	285,500	75,100
Warrants issued to lender	-	114,000
Changes in operating assets and liabilities
Accounts receivable	33,129	(619,070)
Inventories	-	166,871
Deposits and other assets	-	(4,335)
Accounts payable and accrued expenses	1,496,476	470,268

Net cash used in operating activities	(2,670,618)	(1,215,570)

Cash flows from investing activities
Purchase of equipment	$-	$(30,401)
Net cash provided (used) by investing activities	-	(30,401)

Cash flows from financing activities
Repayment of long-term debt	(164,692)	-
Advances from related parties	2,784,749	74,667
Net cash provided from financing activities	2,260,057	74,667

Net cash used in discontinued operations	(50,561)	(1,340,903)

Net increase (decrease) in cash	(50,561)	(1,171,304)
Cash – beginning	50,561	1,286,624
Cash – ending	$-	$115,320

Supplemental disclosures:
Interest paid	$4,765	$104,355
Income taxes paid	$-	$-

Supplemental schedule of noncash investing and financing activities:

Long-term debt retired by foreclosure on property, plant
and equipment	$6,932,351	$-

Liabilities and accrued expenses assumed by related parties	2,611,465	-

See notes to consolidated and condensed financial statements.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of March 31, 2006

1. Significant Accounting Policies

Nature of Business

The Company was originally organized on June 1, 1999 as American Career Centers, Inc. On April 2, 2002 we amended our Articles of Incorporation to change our name to American

Water Star, Inc.

1.	Preparation of Financial Statements and Interim Presentation

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a calendar year end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded, and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

During interim periods the Company follows the accounting policies set forth in its annual audited financial statements filed with the U.S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2005. The information presented within these interim consolidated financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim consolidated financial statements, prepared in accordance with the U.S. Securities and Exchange Commission’s instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full calendar year ending December 31, 2006.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of March 31, 2006

2 Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended March 31, 2006 and 2005, the Company incurred losses from discontinued operations of $4,485,723 and $1,802,186, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

As further discussed in Notes 5 and 7, foreclosure proceedings were begun by the Company’s major lender, Laurus Master Fund, (“Laurus”) on all of the Company’s real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, in the Superior Court of the State of Arizona in and for the County of Maricopa, following the Real Property and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.

The Company has had no significant operations, assets, or liabilities since November 7, 2005, and accordingly, is fully dependent upon future sales of securities or upon its current management and / or advances or loans from significant or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity. Because of these factors, our auditors have issued an opinion for the Company which includes a statement describing our going concern status. This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from its planned business operations as well as to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain funding through the sales of additional equity securities or, that such funding, if available will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of March 31, 2006

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

3.	Related Party Transactions

At March 31, 2006 the Company has the following liabilities to its Chairman and major stockholder:

Accrued compensation	$196,015
Advances	$3,599,253

4. Equity Transactions

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

As of March 31, 2006

On September 13, 2005, the Company issued 300,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $87,000.

On September 16, 2005, the Company issued 950,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $266,000.

During the fourth quarter 2005

On November 10, 2005 the Company issued 3,000,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $510,000.

On November 18, 2005, the Board of Directors authorized Roger Mohlman’s request to convert the notes payable to him by the Company into shares of the Company’s common stock thereby reducing the Company’s current liabilities by approximately $1,700,000. The conversion rate was $0.03 per share based on the reported market price of the Company’s common stock on the date of conversion of December 30, 2005.

During the first quarter, 2006

On January 6, 2006, the Company issued 33,333,333 shares of its common stock to retire a note payable from its’ Chairman, and major stockholder. The fair value of these shares at the date of issuance was $1,700,000.

On January 23, 2006 the Company issued 7,000,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $210,000.

On February 23, 2006, the Company issued 1,487,500 shares of its common stock in settlement of a lawsuit. The fair value of these shares at the date of issuance was $29,750.

On March 28, 2006, the Company issued 2,287,500 shares of its common stock for legal services rendered. The fair value of these shares at the date of issuance was $45,750.

5. Long-term Convertible Debt

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

As of March 31, 2006

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

On a month-by-month basis, if we register the shares of our common stock issuable upon conversion of the Note and upon exercise of the Warrant on a registration statement declared effective by the Securities and Exchange Commission, and the market price of our common stock exceeds the conversion price by at least 25% for five consecutive trading days, then the interest rate of the Note for the succeeding calendar month shall be reduced by 1% for every 25% increase in the market price of our common stock above the conversion price of the Note, but in no event shall the interest rate be less than 6%.

Laurus also had the option to convert all or a portion of the Note into shares of our common stock at any time, subject to limitations described below, at a conversion price of $0.57 per share, subject to adjustment as described below. At December 31, 2004, the maximum amount of conversion that Laurus could convert was 3,898,136 shares of our common stock.

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

As of March 31, 2006

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

On November 4, 2005, Laurus notified us via certified mail that certain Forbearance Defaults had occurred, and were continuing due to our failure to make payments of interest to Laurus on September 1, 2005, October 1, 2005 and November 1, 2005 in accordance with the requirements of the July 22, 2005 note, and regularly scheduled payments of principal and interest to Laurus on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005 under and in accordance with the terms of the October, 2004 note. Based upon the occurrence and continuance of the defaults, Laurus notified us that all obligations and liabilities owed to Laurus are accelerated. Demand was made in the amount of $6,694,875, constituting all obligations and liabilities to Laurus as of November 7, 2005. If the payment was not received by Laurus by November 7, 2005, Laurus would exercise its rights and remedies against us under the Note documents and applicable law, including without limitation the immediate commencement of foreclosure proceedings against our real property covered by the Deed of Trust.

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

As of March 31, 2006

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

The Receiver’s Final Report reporting that on March 2, 2006, all of our real property was sold through a foreclosure sale (Real Property Sale). In addition, on March 23, 2006 all of our personal property was sold through a UCC sale (Personal Property Sale). Following the Real Property Sale and the Personal Property Sale, substantially all of our assets had been sold in satisfaction of Laurus claims.

Long-term debt consists of the following:

December 31, 2005
Long-term convertible debt	$ 6,450,791
Less unamortized cost of warrants
Less beneficial conversion
Current portion	(6,450,791)

Total Long Term Convertible Debt	$ -

6. Commitments and Contingencies

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of March 31, 2006

Legal proceedings

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation.

7.	Discontinued Operations

As of November 7, 2005, when Laurus began foreclosure proceedings on the Company’s real and personal property, the Company has had no revenues, and is in the process of winding down operations. The following is a summary of the profit and loss from discontinued operations resulting from the elimination of all operations.

	For the three months ending March 31,
	2006	2005

Revenues	$ 35,589	$ 907,310
Cost of goods sold	79,406	778,215
Gross profit (loss)	(43,817)	129,095

Expenses	4,441,906	1,931,281

Loss from operations	$ (4,485,723)	$ (1,802,186)

8. New Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of March 31, 2006

does not believe its adoption of this new standard will have a material impact on its consolidated results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments,” (SFAS 155), which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in the fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting. SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the Amortization Method of the Fair Value Method. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxed recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company does not expect that the implementation of FIN 48 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of March 31, 2006

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans.” This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset of liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of the end of the fiscal year ending after December 15, 2006. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. The Company does not expect its adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

On September 13, 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our current deficiency in working capital;
•	Our ability to comply with SEC reporting requirements;
•	Loss of our real and personal property as a result of foreclosure or sale of our assets by receiver; and
•	Increased competitive pressures from existing competitors and new entrants;
•	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	Loss of customers or sales weakness;
•	Our ability to collect accounts receivable;
•	Inability to achieve future sales levels or other operating results;
•	The unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver’s Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: “On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale (“Real Property Sale”). Laurus purchased the real property sold at the Real Property Sale.” “On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale (“Personal Property Sale”). Laurus purchased the personal property sold at the Personal Property Sale.” “Following the Real Property Sale and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.” The loss of the assets included the loss of All Star Beverage, Inc., All Star Beverages Arizona, Inc., All Star Beverages Jax, Inc., All Star Beverages Mississippi, Inc., and Hawaiian Tropicals, Inc. Substantially all of our assets were sold, which had a significant negative impact on our Results of Operations. Our results of operations discussed for the three months ended March 31, 2006 are not indicative of future operations since during the fourth quarter of 2005 we substantially ceased all operations and lost all assets due to the foreclosure process by Laurus.

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

Results of Operations for the Three Months Ended March 31, 2006 and 2005.

Due to our assets being foreclosed upon by Laurus during the quarter ended March 31, 2006, our operations were discontinued as a result. Our consolidated statement of operations for that period was much less than what might be typically expected had we been fully operational. Although there were some minimal operations during this time period, we don’t feel an analysis of comparable periods would be an accurate portrayal of operations since as of December 31, 2005 we had practically ceased all our operations and were amidst the foreclosure process.

EXPENSES:

The Three Months Ended March 31,		Increase / (Decrease)
2006	2005	$	%

Net (Loss)	$ (4,485,723)	$ (1,802,186)	$ 2,683,537	149%

Net Loss

The net loss for the three months ended March 31, 2006 was $4,485,723, versus a net loss of $1,802,186 for the comparable period of three months ended March 31, 2005, a change in net loss of $2,683,537. During the fourth quarter of 2005 we had ceased most of our operations and therefore continued to incur losses throughout the foreclosure process and through the period ended March 31, 2006. The primary reason for the significant increase in net loss during 2006 was due to a $3,187,774 loss on the disposal of discontinued operations. In contrast the net loss shown for three months ended March 31, 2005 was related to the growth of establishing our own facilities throughout the southern United States and also in attempt to expand the distribution of our products nationally.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at March 31, 2006 compared to December 31, 2005.

	March 31, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$0	$7,494,307	$(7,494,307)	(100%)

Current Liabilities	$6,886,326	$10,182,322	$(3,295,996)	32%

Working (Deficit)	$(6,886,326)	$(2,688,015)	$4,198,311	156%

As of March 31, 2006, we had a working deficit of $6,886,326 compared to working deficit of $2,688,015 as of December 31, 2005, an increase of $4,198,311. The increase in working deficit resulted from a large increase of current liabilities and as a result of no longer having any assets. As mentioned previously, during the fourth quarter of 2005 we defaulted on our long-term convertible debt thereby causing it to mature and resulting in the entire loan being classified as a current liability. Additionally, foreclosure proceedings were held during the three months ended March 31, 2006 and therefore we no longer had any available assets.

As a result of discontinuing operations during the three months ended March 31, 2006, we experienced net cash used in operating activities of $2,670,619 and received net cash from financing activities of $2,620,057. The net cash financing activities were a result $2,784,749 being provided from related party loans, and we repaid long-term debt totaling $164,692. In comparison to the three months ended March 31, 2005, we had net cash used in investing activities totaling $30,401 which was due to acquisition of equipment. We also were provided

$74,667 from financing activities during the three months ended March 31, 2005 as a result of advances from related parties.

During the three months ended March 31, 2006, the Company’s CEO and majority stockholder loaned us approximately $2,784,749 and subsequent to the quarter end, he has continued to loan us approximately $686,750 as of the time of this filing. However, there is no assurance that the CEO and majority stockholder will be able continue to provide borrowings to the Company or will we be successful in raising needed capital through borrowings from third parties and/or issuance of equity. As of March 31, 2006, we had no cash on hand, no assets and a working capital deficiency of $6,886,326.

As of March 31, 2006, NAP had assets totaling $82,372 including cash of $-0-, and liabilities totaling $4,180,939, of which $2,919,755 was due to our Chairman, Chief Executive Officer and largest stockholder. NAP had no revenues and incurred expenses totaling $3,014,060 for the three month period ended March 31, 2006, compared to $73,326 during the same period in 2005. As of the date of this filing, we have not effectuated the spin-off of NAP and are not able to estimate if and when this will occur.

As described above, during the fourth quarter of 2005 and continuing through the first quarter of 2006, foreclosure proceedings were begun on all of our real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. As we begin to rebuild our operations, we expect future short-term business operations to be funded principally by private placements and additional short-term borrowings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended March 31, 2006 and 2005, the Company incurred losses from discontinued operations of $4,485,723 and $1,802,186, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no form commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

Recent Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments,” (SFAS 155), which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in the fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting. SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the Amortization Method of the Fair Value Method. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Risks Associated with the Laurus Financing

We have substantial indebtedness to Laurus Master Fund, Ltd. which is secured by all of our assets and a stock pledge of our subsidiary, All-Star Beverages, Inc. During the quarter ended September 30, 2004, we were notified of being in of default under the secured note issued to Laurus, which allows them to foreclose on our assets to repay the note.

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

During the fourth quarter of 2005 we were notified by Laurus that certain defaults had occurred in the Securities Purchase Agreement, including our failure to make interest payments on September 1, 2005, October 1, 2005 and November 1, 2005. In addition, we had failed to make principal and interest payments due to Laurus on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005. Based upon the occurrence and continuance of these defaults, Laurus notified us that they had accelerated the amounts due under the obligations, demanding payment in full on November 7, 2005 in the amount of $6,694,875. On November 7, 2005, we were unable to make the demanded payment by Laurus and foreclosure proceedings were begun on all of our real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. As a result of the foreclosure proceedings our operations have been severely impacted and we will need alternative financing to resume operations.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the date of this filing, Roger Mohlman, our Chief Executive Officer and Principal Financial Officer, of evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon his evaluation, Mr. Mohlman concluded that as of March 31, 2006, our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission filings at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We were unable to meet our requirements to timely file our Form 10-QSB for the period ended September 30, 2005; our Form 10-KSB for the year ended December 31, 2005; our quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006; our Form 10-KSB for the year ended December 31, 2006; and our Form 10-QSB for the periods ended March 31, 2007 and June 30, 2007. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

2.

We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles as demonstrated by significant adjustments to our financial statements identified by our independent registered accounting firm in the preparation of this quarterly report. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-KSB for the year ended December 31, 2005 and our Forms 10-QSB for the three months ended March 31, 2006, the six months ended June 30, 2006 and the nine months ended September 30, 2006, or the Form 10-KSB for year ended December 31, 2006, or the Form 10-QSB for the three months ended March 31, 2007 or the six month ended June 30, 2007. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

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

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

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

AMERICAN WATER STAR, INC.

(Registrant)

By:
/s/Roger Mohlman	Roger Mohlman, Chief Executive Officer

(Principal Financial Officer and

Principal Accounting Officer)

Date: September 18, 2007