Form 10QSB
period 2006-06-30
AMERICAN WATER STAR  INC
filed 2007-11-28
CIK 1041580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Common Stock, $0.001 par value, outstanding on October 22, 2007, was 136,852,858 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

American Water Star, Inc. and Its Subsidiaries

Consolidated and Condensed Balance Sheet

(Unaudited)

June 30, 2006

	(Unaudited)
	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash	$-	$50,561
Accounts receivable, net of allowance for doubtful accounts of	-	-
$-0- and $112,251 at 6/30/06 and 12/31/05	-	33,129
Total current assets	-	83,690

Property, plant and equipment, net	-	6,932,351

Other assets:
Advances to related parties	-	478,266
	$-	$7,494,307
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	2,929,199	1,048,917
Accrued liabilities	161,857	1,387,933
Accrued compensation - chairman and majority stockholder	256,015	-
Current maturity of long-term debt	-	6,450,791
Current portion of capital lease obligation -related party	-	785,159
Advances from related parties	3,817,503	509,522
Total current liabilities	7,164,574	10,182,322

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares	-	-
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares	-	-
authorized, no shares issued
Common stock, $0.0001 par value, 150,000,000 shares
authorized, 136,852,858 and 92,744,525 shares issued
and outstanding as of 6/30/06 and 12/31/05	13,685,	9,274
Stock bought or for services not issued 720,000 and 720,000
shares at 6/30/06 and 12/31/05	72	72
Common stock subscribed	10,000	10,000
Stock issuance obligation	-	1,700,000
Unearned consulting services	-	-
Additional paid-in capital	37,755,580	35,772,579
Accumulated (deficit)	(44,943,911)	(40,179,940)
	(7,164,574)	(2,688,015)
	$-	$7,494,307

See notes to consolidated and condensed financial statements

American Water Star, Inc. and Its Subsidiaries

Consolidated and Condensed Statements of Operations

(Unaudited)

For Each of the Three and Six Months Ended June 30, 2006 and 2005

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales	$-	$439,465	$35,589	$1,346,775
Cost of sales	-	637,907	79,406	1,416,122

Gross profit	-	(198,442)	(43,817)	(69,347)

Expenses:
Depreciation and amortization	-	297,491	-	516,890
General and administrative expenses	278,250	1,423,795	1,527,617	2,996,608
Loss on disposal of discontinued operations	-	-	3,187,774	-

Total cost and expenses	278,250	1,721,286	4,715,391	3,513,498

Net operating (loss)	(278,250)	(1,919,728)	(4,759,208)	(3,582,845)

Other (expense):
Interest (expense)	-	(306,477)	(4,765)	(445,526)
Interest (expense) related party	-	-	-	-

Total other income (expense)	-	(306,477)	(4,765)	(445,526)

Loss from continuing operations	-	-	-	-

Net loss	$(278,250)	$(2,226,205)	$(4,763,973)	$(4,028,371)

Total loss per share	$(0.00)	$(0.03)	$(0.04)	$(0.05)
Weighted average number of
common shares outstanding - basic
and fully diluted	136,852,858	80,227,858	135,842,108	80,227,858

See notes to consolidated and condensed financial statements

American Water Star, Inc. and Its Subsidiaries

Consolidated and Condensed Statements of Cash Flows

(Unaudited)

For Each of the Six Months Ended June 30, 2006 and 2005

	June 30,
	2006	2005

Cash flows from operating activities
Net loss from discontinued operations
Adjustments to reconcile net loss to net cash used in operating activities	$(4,763,973)	$(4,028,371)
Depreciation and Amortization	-	516,890
Loan fees – Amortization	-	313,317
Stock issued for services	285,500	96,879
Warrants issued to lender	-	221,000
Changes in operating assets and liabilities
Accounts receivable	33,129	(609,801)
Inventories	-	305,618
Deposits and other assets	-	17,278
Accounts payable and accrued expenses	1,556,476	1,235,104

Net cash used in operating activities	(2,888,868)	(1,932,086)

Cash flows from investing activities
Purchase of equipment	$-	$(49,225)
Net cash (used) by investing activities	-	(49,225)

Cash flows from financing activities
Repayment of long-term debt	(164,692)	-
Advances from related parties	3,002,999	694,687
Net cash provided from financing activities	2,838,307	694,687

Net increase (decrease) in cash	(50,561)	(1,286,624)
Cash - beginning	50,561	1,286,624
Cash - ending	$-	$-

Supplemental disclosures:
Interest paid	$503,069	$104,355
Income taxes paid	$-	$-

Supplemental schedule of noncash investing and financing activities:

Long-term debt retired by foreclosure on property, plant
and equipment	$6,932,351	$-

Liabilities and accrued expenses assumed by related parties	2,829,715	-

See notes to consolidated and condensed financial statements.

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of June 30, 2006

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

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of June 30, 2006

2 Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended June 30, 2006 and 2005, the Company incurred losses from discontinued operations of $2,226,205 and $4,028,371 respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

As further discussed in Note 7, foreclosure proceedings were begun by the Company’s major lender, Laurus Master Fund, (“Laurus”) on all of the Company’s real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Substantially all of the Company’s assets were sold and the Company was fully released and discharged from it’s obligations to Laurus with prejudice.

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

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of June 30, 2006

Company will receive sufficient funding to sustain operations or implement any future business plan steps.

3.	Related Party Transactions

At June 30, 2006 the Company has the following liabilities to its Chairman and major stockholder:

Accrued compensation	$196,015
Advances	$3,817,503

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

As of June 30, 2006

The fair value of these shares at the date of issuance was $87,000.

On September 16, 2005, the Company issued 950,000 shares of its common stock for services. The fair value o these shares at the date of issuance was $266,000.

During the fourth quarter 2005

On November 10, 2005 the Company issued 3,000,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $510,000.

On November 18, 2005, the Board of Directors authorized Roger Mohlman’s request to convert the notes payable to him by the Company into shares of the Company’s common stock thereby reducing the Company’s current liabilities by approximately $1,700,000. The conversion rate was $0.05 per share based on the reported market price of the Company’s common stock on the date of conversion of January 6, 2006. At December 31, 2005, this transaction is reflected in the Stockholders’ Equity section of the balance sheet as a stock issuance obligation.

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

As of June 30, 2006

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

As of June 30, 2006

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

As of June 30, 2006

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

As of June 30, 2006

6. Commitments and Contingencies

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

	For the six months ending June 30,
	2006	2005

Revenues	$ 35,589	$ 1,346,775
Cost of goods sold	79,406	1,416,122
Gross profit (loss)	(43,817)	(69,347)

Expenses	4,720,156	3,959,024

Loss from operations	$ (4,4763,973)	$ (4,028,371)

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

American Water Star, Inc. and Its Subsidiaries

Notes to the Consolidated and Condensed Financial Statements

(Unaudited)

As of June 30, 2006

154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption of this new standard will have a material impact on its consolidated results of operations or financial position.

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

As of June 30, 2006

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

We initially sold our products exclusively through distributors who then supplied our products to retailers. Although we continued to use distributors, we also expanded our sales effort through sales directly to retailers. As of June 30, 2006, we sold through distributors and directly to customers.

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

Although our operations continued through the third quarter of 2005, the impact of the Laurus debt which was in default by the end of the third quarter was having a negative impact on our ability to continue operations as previously planned. On November 4, 2005, Laurus again notified us that certain defaults had occurred in the Securities Purchase Agreement, including our failure to make interest payments on September 1, 2005, October 1, 2005 and November 1, 2005. In addition, we had failed to make principal and interest payments due to Laurus on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005. Based upon the occurrence and continuance of these defaults, Laurus notified us that they had accelerated the amounts due under the obligations, demanding payment in full on November 7, 2005 in the amount of $6,694,875. As a result of not being able to make that payment, foreclosure proceedings covered by the Deed of Trust began.

On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver’s Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: “On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale (“Real Property Sale”). Laurus purchased the real property sold at the Real Property Sale.” “On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale (“Personal Property Sale”). Laurus purchased the personal property sold at the Personal Property Sale.” “Following the Real Property Sale and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.” The loss of the assets included the loss of All Star Beverage, Inc., All Star Beverages Arizona, Inc., All Star Beverages Jax, Inc., All Star Beverages Mississippi, Inc., and Hawaiian Tropicals, Inc. Substantially all of our assets were sold, which had a significant negative impact on our Results of Operations. Our results of operations discussed for the three and six months ended June 30, 2006 are not indicative of future operations since during the fourth quarter of 2005 we substantially ceased all operations and lost all assets due to the foreclosure process by Laurus in the first quarter of 2006.

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

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005.

Due to our assets being foreclosed upon by Laurus during the quarter ended March 31, 2006, our operations were discontinued as a result. Our consolidated statement of operations for that period was much less than what might be typically expected had we been fully operational. Although there were some minimal operations during the six months ended June 30, 2006, we don’t feel an analysis of comparable periods would be an accurate portrayal of operations since as of December 31, 2005 we had practically ceased all our operations and were amidst the foreclosure process.

The following tables summarize selected items from the statements of operations for the three months and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. As a result having minimal operations and insignificant revenues during the first two quarters of 2006, we have chosen to only comparatively look at the Company’s expenses experienced during that time period.

EXPENSES:

	The Three Months Ended June 30,		Increase / (Decrease)
	2006	2005	$	%
General and Administrative expenses	$ 278,250	$ 1,423,795	$ (1,145,545)	(80%)

Net (Loss)	$ (278,250)	$ (2,226,205)	$ (1,947,955)	(88%)

General and Administrative expenses

General and administrative expenses were $278,250 for the three months ended June 30, 2006 compared to $2,651,173 for the three months ended June 30, 2005. This resulted in a decrease of $1,145,545. As previously discussed, we had basically ceased all operations by the time the second quarter of 2006 began. However, we did incur some general and administrative fees during the three months ended June 30, 2006 as a result of operating leases on equipment leased from a related party and management salaries. During the comparable period of the three months ended June 30, 2005, the majority of our general and administrative expenses was due to consulting, professional fees, and rent expenses for the multiple properties then in existence in 2005.

Net Loss

The net loss for the three months ended June 30, 2006 was $278,250, versus a net loss of $2,226,205 for the comparable period of three months ended June 30, 2004, a change in net loss of $1,947,955. During the fourth quarter of 2005 we ceased most of our operations and therefore continued to incur losses throughout the foreclosure process and through the first quarter of 2006. As a result of not having any operations during the three months ended June 30, 2006, we did not incur any additional expenses other than what was described above as general and administrative expenses above. Therefore, we believe our net loss has somewhat stabilized and we expect to not experience substantial net losses until our operations are able to recommence, if and when that occurs in the future.

EXPENSES:

	The Six Months Ended June 30,		Increase / (Decrease)
	2006	2005	$	%
General and Administrative expenses	$ 1,527,617	$ 2,996,608	$ (1,468,991)	(49%)

Net (Loss)	$ (4,715,391)	$ (3,582,845)	$ 1,132,546	32%

General and Administrative expenses

General and administrative expenses were $1,527,617 for the six months ended June 30, 2006 versus $2,996,608 for the comparable period of six months ended June 30, 2005. This resulted in a decrease of $1,468,991. During the six months ended June 30, 2006, we did incur some general and administrative fees as a result of operating leases on equipment leased from a related party and management salaries. During the comparable period of the six months ended June 30, 2005, the majority of our general and administrative expenses was due to consulting, professional fees, and rent expenses for the multiple properties then in existence in 2005. Also during the six months ended June 30, 2005, we had general and administrative expenses to a related party for rents on facilities we had under sublease arrangements as well as deposits and lease payments on equipment being utilized.

Net Loss

The net loss for the six months ended June 30, 2006 was $4,715,391, versus a net loss of $3,582,845 for the comparable period of six months ended June 30, 2005. As previously mentioned, we had ceased most of our operations by the end of 2005 and continued to incur losses throughout the foreclosure process during the first quarter of 2006. The primary reason for the significant increase in net loss during the six months ended June 30, 2006 was due to a $3,187,774 loss on the disposal of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at June 30, 2006 compared to December 31, 2005.

	June 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$0	$83,690	$(83,690)	(100%)

Current Liabilities	$7,164,574	$10,182,322	$(3,017,748)	(30%)

Working Capital (Deficit)	$(7,164,574)	$(10,098,632)	$(2,934,058)	(29%)

As of June 30, 2006, we had a working deficit of $7,164,574 compared to working deficit of $10,098,632 as of December 31, 2005, a decrease of $2,934,058. As a result of ceasing our operations and the foreclosure proceedings during the first quarter of 2006, we no longer had any assets while at the same time only incurring minimal liabilities when compared to the December 31, 2005, which at that point we still had some operations in effect.

As a result of discontinuing operations, we experienced net cash used in operating activities of $2,888,868 and received net cash from financing activities of $2,838,307 during the six months ended June 30, 2006. The net cash financing activities were a result $3,002,999 being provided from related party loans, and we repaid long-term debt totaling $164,692. In comparison to the six months ended June 30, 2005, we had net cash used in investing activities totaling $49,225 which was due to acquisition of equipment. We also were provided $694,687 from financing activities during the six months ended June 30, 2005 as a result of advances from related parties.

During the six months ended June 30, 2006, the Company’s CEO and majority stockholder loaned us approximately $3,002,999 and subsequent to the quarter end, he has continued to loan us approximately $713,500 as of the time of this filing. However, there is no assurance that the CEO and majority stockholder will be able continue to provide borrowings to the Company or will we be successful in raising needed capital through borrowings from third parties and/or issuance of equity. As of June 30, 2006, we had no cash on hand, no assets and a working capital deficiency of $7,164,574.

As of June 30, 2006, NAP had assets totaling $82,372 including cash of $-0-, and liabilities totaling $4,180,939, of which $2,919,755 was due to our Chairman, Chief Executive Officer and largest stockholder. NAP had no revenues and incurred expenses totaling $3,288,297 for the six month period ended June 30, 2006, compared to $172,664 during the same period in 2005. As of the date of this filing, we have not effectuated the spin-off of NAP and are not able to estimate if and when this will occur.

As described throughout this filing, during the fourth quarter of 2005 and continuing through the first quarter of 2006, foreclosure proceedings were begun on all of our real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. As we begin to rebuild our operations, we expect future short-term business operations to be funded principally by private placements and additional short-term borrowings. However, there is no assurance that we will be successful in raising needed capital through borrowings from third parties and/or issuance of equity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended June 30, 2006 and 2005, the Company incurred losses from discontinued operations of $2,226,205 and $4,028,371, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Risks Relating with Our Business and Marketplace

We currently do not have any operations and are a company with minimal operating history prior to the foreclosure proceedings.

Since having to curtail our operations as a result of the Laurus foreclosure proceedings, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. We had a reorganization in 2002, which resulted in a number of recognized brands being brought to the market and generated revenue from operations, however; during the fourth quarter of 2005, we were unable to meet the terms of our financing which resulted in substantially all of our assets being sold. Therefore, our future operating results will depend on many factors, including the ability to regenerate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees.

We will require additional funds to operate in accordance with our business plan.

We may not be able to obtain additional funds that we require. We do not presently have adequate cash from operations or financing activities to recommence operations. Our operations in the past were financed through debt and sales of our equity.

We will require additional funds to rebuild and reestablish our business plan. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to recommence operations and/or generate revenues. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangement. If the additional funds that we may require are not available to us, we may not be able to reestablish our operations.

We anticipate that we will seek to obtain funds primarily through stock or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property or resulting products.

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

We may be unable to compete successfully in the highly competitive beverage industry, if and when operations are commenced again.

The beverage industry is highly competitive. Our products in the past were sold in competition with all liquid refreshments. There can be no assurance that we will be able to compete successfully again in this industry. Many of our competitors have far greater financial, operational and marketing resources and more established proprietary trademarks and distribution networks than we do. Furthermore, the beverage industry is characterized by rapid changes, including changes in consumer tastes and preferences, which may result in product obsolescence or short product life cycles. As a result, competitors may be developing products of which we are unaware and those products may be superior to our products. Accordingly, there is no assurance that we will be able to compete successfully or that our competitors or future competitors will not develop products that render our products less marketable.

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

Currently we are not quoted on the OTC but anticipate filing for quotation on the OTC Bulletin Board upon our reports being filed. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Prior to being listed on AMEX, we had been quoted on the OTC Bulletin Board. Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. Currently, we have been removed from the OTC Bulletin Board for the failure to file our quarterly and annual reports. Therefore, assuming we return to the OTC Bulletin Board, we must not be removed again from the OTC Bulletin within the next two years. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

No new issuances of our common stock were completed during the three months ended June 30, 2006.

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

Date: November 19, 2007