Form 10KSB
period 2006-12-31
AMERICAN WATER STAR  INC
filed 2007-12-31
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ¨

The issuer's revenues for its most recent fiscal year ended December 31, 2006. $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of August 2, 2007 was $373,076 based on a share value of $0.005.

The number of shares of Common Stock, $0.001 par value, outstanding on July 16, 2007 was 136,852,858 shares.

Transitional Small Business Disclosure Format (check one): Yes No

AMERICAN WATER STAR, INC
FOR THE YEAR ENDED
DECEMBER 31, 2005

Index to Report
on Form 10-KSB

PART II

PART III

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

Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB in particular as set forth in the “Management’s Discussion and Analysis or Plan of Operation” under Item 6.

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

Subsequent to November 7, 2005, foreclosure proceedings were begun on all of our real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver’s Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: “On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale (“Real Property Sale”). Laurus purchased the real property sold at the Real Property Sale.” “On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale (“Personal Property Sale”). Laurus purchased the personal property sold at the Personal Property Sale.” “Following the Real Property Sale and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.” The loss of the assets included the loss of the ownership of five of our subsidiaries; All Star Beverage, Inc., All Star Beverages Arizona, Inc., All Star Beverages Jax, Inc., All Star Beverages Mississippi, Inc., and Hawaiian Tropicals, Inc. Substantially all of our assets were sold, which had a significant negative impact on our Results of Operations. Our results of operations discussed for the year ended December 31, 2006 are not indicative of future operations since during the fourth quarter of 2005 we substantially ceased all operations and lost all assets due to the foreclosure process by Laurus in the first quarter of 2006.

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

We incurred no revenues or expenses for the year ended December 31, 2006. Unless, we are able to make an acquisition with our stock or find a company with which to merge, we will not have revenue in the next reporting period or thereafter. We will, however, incur expenses to maintain our corporate estates and keep our Securities Act filings current.

Personnel

As of December 31, 2006 we had 1 full-time employee. We also used the service of independent consultants and contractors to perform various professional services. We believe the use of third-party service providers enhanced our ability to contain general and administrative expenses. Management believes our future success will depend in large part upon our ability to attract and retain qualified employees. We had no collective bargaining agreements with our employees and believe our relations with our employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

As of December 31, 2006, American Water Star maintained its corporate headquarters at 4560 South Decatur Blvd., Suite 301, Las Vegas, Nevada 89103. At that time we leased approximately 4,000 square feet of office space under a lease set to expire in April 2008. The minimum monthly rental for the premises was approximately $8,700, plus standard, ancillary charges, such as property taxes, insurance, and certain operating expenses applicable to the leased premises. The lease was subject to annual rent increases at a rate of four percent per annum.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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
(b) Holders of Common Stock

As of December 31, 2006, we had approximately 670 stockholders of record of the 92,744,525 shares of common stock outstanding.

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations for the Years Ended December 31, 2006 and 2005.

Due to our assets being foreclosed upon and as a result of our discontinued operations, our consolidated statement of operations does not show any values for the comparable period of December 31, 2006 to December 31, 2005. As a result of not presenting comparable periods for the years ended December 31, 2006 and 2005, we have omitted any comparable period tables or discussion except for the net loss. We do not believe an analysis of comparable periods would be an accurate portrayal of operations since as of December 31, 2005 we had ceased our operations and were amidst the foreclosure process with Laurus.

We incurred no revenues or expenses for the year ended December 31, 2006 or 2005. Unless, we are able to make an acquisition with our stock or find a company with which to merge, we will not have revenue in the next reporting period or thereafter. We will, however, incur expenses to maintain our corporate estates and keep our Securities Act filings current.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at December 31, 2006 compared to December 31, 2005.

	December 31, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$0	$83,690	$(83,690)	(100%)

Current Liabilities	$7,628,076	$10,182,322	(2,470,556)	160%

Working Capital (Deficit)	$(7,628,076)	$(10,098,632)	$2,386,866	76.4%

As of December 31, 2006 we had a working deficit of $7,628,076 compared to working deficit of $10,098,632 as of December 31, 2005, a change of $2,386,866. The increase in working capital resulted from a decrease of current liabilities.

As of December 31, 2006 we had no cash on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2006 and 2005, the Company incurred losses from discontinued operations of $5,227,473 and $16,835,636, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Title
Roger Mohlman	60	President, CEO, Treasurer, Chairman
Arthur de Joya (1)	42	Independent Director
(1)	Mr. De Joya resigned from the Board of Directors and his position on any of the Board’s Committees on February 1, 2006.

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to the Audit Committee; and
(5)	Accountability for adherence to the code.

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

ITEM 10. EXECUTIVE COMPENSATION

(a) General

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the most recent fiscal year ending December 31, 2006 and for the fiscal years ending December 31, 2005 and 2004. The remuneration described in the table does not include the cost of American Water Star’s benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of American Water Star’s business.

(b) Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compen-sation	Awards		Payouts	All other compen-sation
					Restricted Stock	Options	LTIP payouts
Roger Mohlman (1) Chief Executive Officer and President	2006 2005 2004 2003	$-0.00 $-0- $399,600 $162,500	-0- -0- -0- -0-	-0- -0- -0- -0-	$-0- $-0- $362,000 -0-	$-0- $-0- $55,320 -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

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

(c) Option Grant Table

Stock Option Grants

We maintained a consultant and employee stock compensation plan at American Water Star to compensate officers, directors, employees, consultants, and certain other persons providing bona fide services to American Water Star or to compensate officers, directors, employees for accrual of salary, through the award of our common stock. The effective date of the stock plan is December 27, 2002 and was later amended in March of 2004. The following table includes the current options granted as of December 31, 2006.

On August 17, 2004, in accordance with Section 5 of American Water Star’s Stock Plan, the Board of Directors granted to each of its directors options, pursuant to a Grants of Options Agreement, to purchase up to 120,000 shares of its common stock at the exercise price of $0.77 per share.

EXECUTIVE OFFICER/DIRECTOR OPTION GRANTS

Name	Year	Number of securities underlying options granted	Percent of total options granted to employees in fiscal year	Exercise or base price ($/Share)	Expiration Date

Roger Mohlman	2004	120,000	20%	$0.77	08/17/2009

(d) Aggregated Option Exercises and Fiscal Year-End 2006 and Fiscal Year-End 2005
Name	Year	Shares acquired on exercise (#)	Value Realized ($)	Number of Securities underlying unexercised options at December 31, 2006	Value of unexercised options at December 31, 2005

Roger Mohlman	2004	0	0	0	0

AGGREGATED OPTION EXERCISES IN FISCAL YEAR AND OPTION VALUES

(f) Compensation of Directors

During the 2006 year we did not give our directors any compensation for their services as a director.

(g) Employment contracts and termination of employment and change-in-control arrangements.

Roger Mohlman: Effective January 1, 2003, we entered into an employment agreement with Roger Mohlman to serve as our President and CEO. Prior to that date, Mr. Mohlman did not have an employment agreement. The term of the employment contract was for one year from the effective date. The contract could be extended for an additional two years upon both parties mutual consent. The initial annual base compensation for 2003 was set at $120,000 (subject to increase by the Board of Directors), stock options, annual bonus in accordance with American Water Star’s performance, and various benefits. In February 2004, pursuant to a resolution of the Board, the employment agreement was extended for two years and Mr. Mohlman's base salary was set at $240,000. In 2003, we accrued the $120,000 base salary and awarded Mr. Mohlman compensation of approximately $42,500 for his services to us commencing in August 2002, all of which compensation was paid in April 2004. During the year ended December 31, 2004, we accrued $101,015 in compensation for Mr. Mohlman and during the years 2005 and 2006 did not accrue any compensation.

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

COMPENSATION COMMITTEE

Prior to June 17, 2004, we did not have a Compensation Committee Charter and the Board performed the necessary functions related to compensation. Subsequent June 17, 2004, a Compensation Committee Charter was approved and members of the Board were appointed to the Committee. The Compensation Committee was comprised of two directors: Messrs. De Joya and Dr. DeBrun. Each member of the Compensation Committee qualified as an independent director as defined by Section 121 of the American Stock Exchange Company Guide.

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

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). All addresses are care of the Company, 4560 South Decatur Boulevard, Las Vegas, NV 89103.

(2)	The amount listed does not include 120,000 options granted to the directors as of August 17, 2004, which were to Roger Mohlman, Dale Barnhart, Dale Paisley, David Lieberman, and Dr. Mark DeBruin.
(3)	Figures are rounded to the nearest tenth of a percent.
(4)	This amount includes shares held in Mr. Mohlman’s name as well as those held in a Trust for Mr. Mohlman.

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

ITEM 13. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation		10-KSB	12/31/99	3.1	04/13/00
3(i)(b)	Certificate of Amendment to the Articles of Incorporation		10-KSB	12/31/99	3.2	04/13/00
3(i)(d)	Certificate of Amendment to the Articles of Incorporation		10-QSB	03/31/02	3.4	05/20/02
3(ii)(a)	Bylaws of the Company		10-KSB	12/31/99	3.3	04/13/00
4.1	Certificate of Change in Number of Authorized Shares		S-8		4.3	04/05/02
4.2	Certificate of Designation Series A Convertible Preferred Stock		S-8		4.4	04/05/02
4.3	Amended Stock Plan		10-QSB	09/30/04	4.1	11/19/04
4.4	Securities Purchase Agreement with Laurus Master Fund, Ltd.		8-K		4.1	11/04/04
4.5	Registration Rights Agreement with Laurus Master Fund, Ltd.		8-K		4.2	11/04/04
4.6	Master Security Agreement with Laurus Master Fund, Ltd.		8-K		4.3	11/04/04
4.7	Subsidiary Agreement between All-Star Beverages and Laurus Master Fund, Ltd.		8-K		4.4	11/04/04
10.1	Employment Agreement with Roger Mohlman		10-KSB	12/31/02	10.4	04/16/03
10.2	Trademark and Design License Agreement for use of Hawaiian Tropic name		10-KSB	12/31/02	10.6	04/16/03
10.3	Employment Agreement with Daniel Beckett		8-K		10	05/19/05
10.4	Forbearance Agreement with Laurus Master Fund, Ltd.		8-K		10.1	08/10/05
10.5	Secured Convertible Note with Laurus Master Fund, Ltd.		8-K		10.2	08/10/05
10.6	Master Security Agreement with Laurus Master Fund, Ltd.		8-K		10.3	08/10/05
10.7	Subsidiary Guarantee with Laurus Master Fund, Ltd		8-K		10.4	08/10/05
10.8	Deed of Trust, Assignments of Rents, Security Agreement and Fixture Filing for the benefit of Laurus Master Fund		8-K		10.5	08/10/05
14.1	Code of Ethics		10-KSB	12/31/02	14.1	04/16/03
16.1	Letter by L.L. Bradford & Company, LLC		8-K/A		16	06/25/07
16.2	Letter by Weaver & Martin, LLC		8-K/A		16	07/24/07
20.1	Notice of Trustee’s Sale		8-K		10.1	12/29/05
20.2	Copy of the Statement of Breach or Non-Performance and Notice of Election to Sell		8-K		10.2	12/29/05
21	List of Subsidiaries	X
31	Certification of Roger Mohlman Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Roger Mohlman, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

2006     2005

Audit	$10,000	$10,000
Quarterly Review	$15,000	$15,000
Tax	$-0-	$-0-
Other	$-0-	$-0-
TOTAL	$25,000	$25,000

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

/s/ Roger Mohlman
Roger Mohlman
Chief Executive Officer, Director
December 20, 2007

5

Exhibit 21

American Water Star, Inc’s Subsidiaries

Name of Subsidiary	State of Incorporation
New Age Packaging, Inc.	Nevada
CRD of Nevada	Nevada

INDEX

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:
Report on audited consolidated financial statements	F-1
FINANCIAL STATEMENTS
Consolidated balance sheets as of December 31, 2005 and 2004	F-2
Consolidated statements of operations for the years ended December 31, 2005 and 2004	F-3
Consolidated statements of stockholders' equity (deficit) for years ended December 31, 2005 and 2004	F-4
Consolidated statements of cash flows for the years ended December 31, 2005 and 2004	F-5
Notes to consolidated financial statements	F-6 - F-21

E. Randall Gruber, CPA, PC
Certified Public Accountant Telephone (636)561-5639 121 Civic Center Drive, Suite 125 Fax (636)561-0735
Lake Saint Louis, Missouri 63367

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
AMERICAN WATER STAR, INC. AND SUBSIDIARIES

I have audited the accompanying consolidated balance sheets of American Water Star, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Water Star, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
August 29, 2007

Member: American Institute of Certified Public Accountants
Registered: Public Company Accounting Oversight Board (PCAOB)

F-1

American Water Star, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash	$-	$50,561
Accounts receivable, net of allowance for doubtful accounts of	-	-
$-0- and $112,251 at 12/31/06 and 12/31/05	-	33,129
Total current assets	-	83,690

Property, plant and equipment, net	-	6,932,351

Other assets:
Advances to related parties	-	478,266

-		7,494,307

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	2,929,201	1,048,916
Accrued liabilities	161,857	1,387,933
Accrued compensation - chairman and majority stockholder	376,015	-
Current maturity of long-term debt	-	6,450,791
Current portion of capital lease obligation -related party	-	785,159
Advances from related parties	4,161,003	509,522
Total current liabilities	7,628,076	10,182,322

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized, no shares issued.	-	-
Series A preferred convertible, 4,100,0000 shares
authorized, no shares issued.	-	-
Common stock, $0.0001 par value, 150,000,000 shares
authorized, 136,852,858 and 92,744,525 shares issued
and outstanding as of 3/31/06 and 12/31/05	13,685	9,274
Stock bought or for services not issued 720,000 and 720,000
shares at 3/31/06 and 12/31/05	72	72
Common stock subscribed	10,000	10,000
Stock issuance obligation	-	1,700,000
Additional paid-in capital	37,755,580	35,772,579
Accumulated (deficit)	(45,407,413)	(40,179,940)
	(7,628,076)	(2,688,015)
$-		$7,494,307

See noted to consolidated financial statements

F-1

American Water Star, Inc.
Consolidated Statements of Discontinued Operations

	For the Years Ended
	December 31,
	2006	2005

Sales	$35,589	$2,642,232
Cost of sales	79,406	1,252,556

Gross profit	(43,817)	1,389,676

Expenses:
Depreciation and amortization	--	1,644,611
General and administrative expenses	2,000,647	8,208,439
Loss on disposal of discontinued operations	3,178,244	--
Loss due to impairment of equipment, goodwill and inventory	--	5,182,483

Total cost and expenses	5,178,891	15,035,533

Net operating loss	(5,222,708)	(13,645,857)

Other (expense):
Interest (expense)	(4,765)	(3,189,779)

Total other income (expense)	(4,765)	(3,189,779)

Net loss	(5,227,473)	(16,835,636)

Total loss per share	$(0.04)	$(0.20)
Weighted average number of
common shares outstanding - basic
and fully diluted	135,764,316	84,576,717

See noted to consolidated financial statements

F-1

American Water Star, Inc.
Consolidated Statements of Changes in Stockholders' Equity

						Unamortized		Stock
				Additional		cost of		Earned	Stock	Common				Total
	Common Stock			Paid-in		Shares Issued		for Services	Issuance	Stock		Accumulated		Stockholders'
	Shares	Amount		Capital		for Services		Not Issued	Obligation	Subscribed		(Deficit)		Equity

Balance, December 31, 2004	80,227,858	$8,023		$32,864,840		$(119,879)		72	-	$-		$(23,344,304)		$9,408,752

Warrants issued to Laurus for
convertible debenture				114,000										114,000

Common stock subscribed										10,000				10,000

Amortization of unearned services						1,171,820								1,171,820

Warrants issued for services				107,000										107,000

Common stock issued for services	12,516,667	1,251		2,686,739		(1,051,941)								1,636,049

Stock issuance obligation to CEO
to settle notes payable									1,700,000					1,700,000

Net loss for the year
ended December 31, 2005	-	-		-		-		-	-	-		(16,835,636)		(16,835,636)

Balance, December 31, 2005	92,744,525	$9,274	-	$35,772,579	-	$-	-	$72	$1,700,000	$10,000	-	$(40,179,940)	-	$(2,688,015)

Paid-in capital adjustment				1,912										1,912

Common stock issued for services	10,775,000	1,078		284,422										285,500

Common stock issued	33,333,333	3,333		1,696,667					(1,700,000)

Net loss for the year
ended December 31, 2006	-	-		-		-		-	-	-		(5,227,473)		(5,227,473)

Balance, December 31, 2006	136,852,858	$13,685		$37,755,580		$-		$72	$-	$10,000		$(45,407,413)		$(7,628,076)

See noted to consolidated financial statements

F-1

American Water Star, Inc.
Consolidated Statements of Cash Flows From Discontinued Operations

	For the year ended
	December 31,
	2006	2005

Cash flows from operating activities:
Net loss from discontinued operations	$(5,227,473)	$(16,835,636)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	--	1,644,611
Impairment of fixed assets	--	1,654,949
Impairment of inventory	--	3,416,825
Stock issued for services	285,500	2,807,869
Interest expense paid with shares of common stock	--	960,500
Warrants issued to lender	--	221,000
Changes in operating assets and liabilities
Accounts receivable	33,129	603,027
Inventories	--	(260,502)
Prepaid expenses	--	197,835
Deposits and other assets	--	791,052
Accounts payable and accrued expenses	1,676,476	865,551

Net cash used in operating activities	(3,232,368)	(3,932,919)

Cash flows from investing activities
Purchase of equipment	--	(12,645)
Net cash provided (used) by investing activities	--	(12,645)

Cash flows from financing activities
Shares issued for debt - related party
Stock subscription received	(164,692)	10,000
Advances from related parties	3,346,499	2,645,091
Proceeds from long-term debt	--	164,692
Payment on capital lease obligations	--	(110,282)
Net cash provided from financing activities	3,181,807	2,709,501

Net increase (decrease) in cash	(50,561)	(1,236,063)
Cash - beginning	50,561	1,286,624
Cash - ending	$--	$50,561

Supplemental disclosures:
Interest paid	$503,069	$--
Income taxes paid	$--	$--

Supplemental schedule of noncash investing and financing activities:

Long-term debt retired by foreclosure on property, plant
and equipment	$6,932,351	$-

Liabilities and accrued expenses assumed by related parties	3,173,215	-

See noted to consolidated financial statements

F-1

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

As more fully described in notes 2 and 7, on March 2, 2006 and March 23, 2006, all of the Company’s personal and real property were sold through a UCC sale for the benefit of a secured creditor. Substantially all of the Company’s assets were sold and the Company was fully released and discharged from it’s obligation to Laurus Master Fund. Included in the assets was All Star Beverage, Inc. These financial statements include the operations of All Star Beverage, Inc. through March 2, 2006.

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

Life
Computer equipment	5
Software	3
Office furniture and fixtures	7
Bottling equipment	7-10
Leasehold improvements	Life of lease
Buildings	30

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were $-0- and $153,855 advertising costs included in general and administrative expenses as of December 31, 2006 and 2005.

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

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:
1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose “Amortization method” or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities a servicer elects to subsequently measure at fair value

.
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

In June, 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation .

2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2006 and 2005, the Company incurred losses from operations of $4,941,971 and $16,325,636, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As further discussed in Note 7, on November 4, 2005, Laurus Master Fund (“Laurus”)notified the Company that certain defaults had occurred in the Securities Purchase Agreement, including the Company’s failure to make interest payments on September 1, 2005, October 1, 2005 and November 1, 2005. In addition, the Company had failed to make principal and interest payments due to Laurus Master Fund on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005. Based upon the occurrence and continuance of the defaults, the Company was notified that Laurus had accelerated the amounts due under the obligations, demanding payment in full on November 7, 2005 in the amount of $6,694,875. In the event the payment amount was not received by Laurus by the due date, foreclosure proceedings covered by the Deed of Trust would begin.

Subsequent to November 7, 2005, foreclosure proceedings were begun on all of the Company’s real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Substantially all of the Company’s assets were sold and the Company was fully released and discharged from it’s obligation to Laurus.

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

4. Property, Plant and Equipment

 Property, plant and equipment consisted of the following:

	December 31,
	2006	2005
Bottling and other equipment	$-	$6,977,986
Office equipment	-	531,638
Furniture and fixtures	-	80,192
Website	-	357,589
Vehicles	-	65,601
Improvements	-	101,885
Building	-	1,566,468
Land	-	800,000
	-	10,481,629
Less - Accumulated depreciation	-	(3,549,278)
Total property, plant and equipment	-	$6,932,351

Depreciation and amortization totaled $-0- and $1,217,447 for the years ended December 31, 2006 and 2005.

5. Accrued Compensation and Notes Payable to the Chairman / CEO

Loans payable to the Chairman / CEO consist primarily of cash advances and at December 31, 2004 the advances totaled $1,635,000. Each loan was non-interest bearing and was due on demand. The Company recorded accrued interest of $35,000 based upon a 6% interest rate. On November 18, 2005, the Company’s Board of Directors authorized the Chairman’s / CEO’s request to convert the notes payable into shares of the Company’s common stock, reducing the Company’s liabilities by $1,700,000. The conversion was done on December 31, 2005 at $.03 per share based on the reported market price of the Company’s common shares on that date.
Accrued compensation totaled $ 376,015 and $ -0- at December 31, 2006 and 2005.

6. Long-term Convertible Debt

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

On November 23, 2005, we received a Notice of Trustee’s Sale in which Laurus notified us that all real property interests, including all property and fixtures described under the Deed of Trust, Assignment of Rents. Security Agreement and Fixture Filing executed by us and recorded on July 28, 2005 in the Official Records of Maricopa County, Arizona would be sold to the highest bidder on March 2, 2006 .

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

Long-term debt consists of the following:

	December 31,
	2006	2005
Long-term convertible debt	$ -	$ 6,450,791
Current portion	-	6,450,791
Total Long Term Convertible Debt	-	$ -
Maturities of long-term convertible debt for the five succeeding years ending December 31,are as follows:
2006	$ -	$ 6,450,791
	$ -	$ 6,450,791

 7. Commitments and Contingencies

Legal proceedings

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainity the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation.

Operating Leases

We have lease agreements and arrangements, whereby we lease warehouse and operating facilities. For the years ended December 31, 2006 and 2005 our rent expense was approximately $779,000 and $523,000 respectively.

During the year ended December 31, 2005, we became delinquent on building lease payments to a non-related party. Under the terms of the lease agreement we were locked-out, and under the terms of a court order, the lessor enforced their lien and took possession of our personal property to satisfy the payment of the delinquent lease.

License Agreements

In January, 2003, the Company entered into an agreement with a corporation that owns the licensing rights to a consumer product trademark. The agreement provides the Company with a three-year exclusive license to produce, market and sell flavored water bearing the trademark name in the United States and Canada. In consideration, the Company agreed to pay a royalty of four percent of invoice sales (net of shipping and sales taxes), payable each quarter. The agreement calls for a guaranteed minimum annual royalty fee of $40,000 in 2003, $120,000 in 2004 and $200,000 in 2005. The agreement may be renewed at the option of the Company provided certain minimum sales have occurred. Royalty expense was $-0- and $200,000 for the years ended December 31, 2006 and 2005.

8. Impairment Charges on Equipment

As a result of the foreclosure and subsequent trustee’s sale by Laurus, we have recorded an impairment in the carrying value of our property, plant and equipment of $_1,662,658 at December 31, 2005.

9. Capital Lease Obligations

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

10. Income Taxes

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The Company had no income tax provision for the years ended December 31, 2006 and 2005. There is approximately $41,074,000 of net operating loss carry-forward, which expires beginning in 2022. the net deferred tax is as follows:

	For the Years Ended December 31,
	2006	2005
Non-current deferred tax assets (liabilities):
Net operating loss carry-forward	$13,835,000	$12,225,000
Allowances, reserves and depreciation	-0-	735,000
Valuation allowance	(13,835,000)	(12,960,000)
	$-	$-

A reconciliation of the provision for income taxes to the statutory federal rate (34%) for continuing operations is as follows:

	For the Years Ended December 31,
	2006	2005
Statutory tax benefit	$(1,680,000)	$(5,550,000)
Non-deductible expense	316,000	725,000
Deductible expenses for tax purposes	-	(404,000)
Valuation allowance	1,364,000	5,871,000
	$-	$-

11. Related Party Transactions

During the year ended December 31, 2006 our Chairman, Chief Executive Officer and largest stockholder of the Company has advanced $4,161,003 to the Company.

Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer and largest stockholder provided the following to the Company for the year ended December 31, 2005 and December 31, 2004, respectively:

Services:

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005

Payments under operating and capital leases Consulting services (by common stock issuance)		110,283 47,520

Total		$ 3,768,230

12. Equity Transactions

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

A summary of stock options and warrants is as follows:

	Options	Weighted Average Price	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2005	-	$ -	13,376,538	$ .52
Granted Cancelled Exercised	-	-	-	.20
Outstanding at December 31, 2006	600,000	$ .77	13,376,538	$ .48

13. Concentrations

During 2005 we had five major customers that accounted for 51% of gross sales.

American Water Star, Inc. and Its Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2006

EXHIBIT 31

CERTIFICATION

I, Roger Mohlman, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Water Star, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: December 20, 2007

/s/ Roger Mohlman
____________________________
Roger Mohlman
Chief Executive Officer and Principal Accounting Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Water Star, Inc. (the “Company”) on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roger Mohlman, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/ Roger Mohlman
Roger Mohlman, Chief Executive Officer and
Principal Accounting Officer
December 20, 2007