Form 10QSB
period 2007-03-31
AMERICAN WATER STAR  INC
filed 2007-12-31
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(702) 588-5965
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X  No

The number of shares of Common Stock, $0.001 par value, outstanding on October 22, 2007, was 136,852,858 shares.

Transitional Small Business Disclosure Format (check one): Yes X   No

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

American Water Star, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash	$-	$-
-		-
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	2,929,198	2,929,199
Accrued liabilities	161,857	161,857
Accrued compensation - chairman and majority stockholder	436,015	376,015
Advances from related parties	4,286,003	4,161,003
Total current liabilities	7,813,073	7,628,074

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares	-	-
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares	-	-
authorized, no shares issued
Common stock, $0.0001 par value, 150,000,000 shares
authorized,89,744,525 and 89,744,525 shares issued
and outstanding	8,974	8,974
Stock bought or for services not issued 720,000 and 720,000
shares	72	72
Common stock subscribed	10,000	10,000
Stock issuance obligation	1,700,000	1,700,000
Additional paid-in capital	35,264,792	35,264,791
Accumulated (deficit)	(44,796,911)	(44,611,911)
	(7,813,073)	(7,628,074)
$-		$-

See notes to consolidated and condensed financial statements

American Water Star, Inc.
Consolidated Statements of Operations
(Unaudited)

For the three months ended
March 31,
	2007	2006

Sales	$-	$-
Cost of sales	-	-

Gross profit	-	-

Expenses:
Depreciation and amortization	-	-
General and administrative expenses	-	-
General and administrative expenses -	-	-
related party
Loss due to impairment of equipment	-	-

Total cost and expenses	-	-

Net operating (loss)	-	-

Other (expense):
Interest (expense)	-	-
Interest (expense) related party	-	-

Total other income (expense)	-	-

Loss from continuing operations	-	-

DISCOUNTED OPERATIONS
Loss from discontinued operations	(185,000)	(4,200,222)

Net loss	$(185,000)	$(4,200,222)

Loss per share from continuing operations	$-	$-
Loss per share from discontinued operations	$(0.00)	$(0.05)
Total loss per share	$(0.00)	$(0.05)
Weighted average number of
common shares outstanding - basic
and fully diluted	89,744,525	80,227,858

See notes to consolidated and condensed financial statements

American Water Star, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2007	2006

Cash flows from investing activities
Purchase of equipment	$-	$-
Net cash provided (used) by investing activities	-	-

Cash flows from financing activities
Shares issued for debt - related party
Advances from related parties	-	-
Net cash provided from financing activities	-	-

Net cash used in discontinued operations	-	(50,561)

Net increase (decrease) in cash	-	(50,561)
Cash - beginning	-	50,561
Cash - ending	$-	$-

Supplemental disclosures:
Interest paid	$-	$503,069
Income taxes paid	$-	$-

Supplemental schedule of noncash investing and financing activities:

Long-term debt retired by foreclosure on property, plant
and equipment	$-	$6,932,351

Liabilities and accrued expenses assumed by related parties	-	2,611,465

See notes to consolidated and condensed financial statements.

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

During interim periods the Company follows the accounting policies set forth in its annual audited financial statements filed with the U.S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2006. The information presented within these interim consolidated financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim consolidated financial statements, prepared in accordance with the U.S. Securities and Exchange Commission’s instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full calendar year ending December 31, 2007.

2 Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended March 31, 2007 and 2006, the Company incurred losses from discontinued operations of $185,000 and $4,146,272, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

As further discussed in Notes 5 and 7, foreclosure proceedings were begun by the Company’s major lender, Laurus Master Fund, (“Laurus”) on all of the Company’s real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, in the Superior Court of the State of Arizona in and for the County of Maricopa, following the Real Property and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.

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

3. Related Party Transactions

At March 31, 2007 the Company has the following liabilities to its Chairman and major stockholder:

Accrued compensation	$ 436,015
Advances	4,286,003

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

	For the three months ending March 31,
	2007		2006
Revenues		$-0-	$35,589
Cost of goods sold		-0-	79,406
Gross profit		-0-	(43,817)
Expenses		185,000	4,156,045
Loss from operations	$	,(185,000)	$(4,200,222)

8. New Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption of this new standard will have a material impact on its consolidated results of operations or financial position.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting. SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the Amortization Method of the Fair Value Method. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

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
As of March 31, 2007

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver’s Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: “On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale (“Real Property Sale”). Laurus purchased the real property sold at the Real Property Sale.” “On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale (“Personal Property Sale”). Laurus purchased the personal property sold at the Personal Property Sale.” “Following the Real Property Sale and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.” The loss of the assets included the loss of All Star Beverage, Inc., All Star Beverages Arizona, Inc., All Star Beverages Jax, Inc., All Star Beverages Mississippi, Inc., and Hawaiian Tropicals, Inc. Substantially all of our assets were sold, which had a significant negative impact on our Results of Operations. Our results of operations discussed for the three months ended March 31, 2007 are not indicative of future operations since during the fourth quarter of 2005 we substantially ceased all operations and lost all assets due to the foreclosure process by Laurus in the first quarter of 2006.

We incurred no revenues or expenses for either the three months ended March 31, 2007 or 2006. Unless, we are able to make an acquisition with our stock or find a company with which to merge, we will not have revenue in the next reporting period or thereafter. We will, however, incur expenses to maintain our corporate existence and keep our Securities Act filings current.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at March 31, 2007 compared to December 31, 2006.

	March 31, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$0	$83,690	$(83,690)	(100%)

Current Liabilities	$5,144,293	$10,182,322	$(5,038,029)	(50.5%)

Working Capital (Deficit)	$(5,144,293)	$(10,098,632)	$(4,954,339)	(49%)

As of March 31, 2007, we had a working deficit of $5,144,293 compared to working deficit of $10,098,632 as of December 31, 2006, a decrease of 4,954,339. As of March 31, 2007, we had no cash on hand, no assets and a working capital deficiency of $5,144,293.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended March 31, 2007 and 2006, the Company incurred losses from discontinued operations of $185,000 and $4,200,222, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no form commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the date of this filing, Roger Mohlman, our Chief Executive Officer and Principal Financial Officer, of evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon his evaluation, Mr. Mohlman concluded that as of March 31, 2007, our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission filings at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses, which have caused management to conclude that, as of March 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.
We were unable to meet our requirements to timely file our Form 10-QSB for the period ended September 30, 2005; our Form 10-KSB for the year ended December 31, 2005; our quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006; our Form 10-KSB for the year ended December 31, 2006; and our Form 10-QSB for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

2.
We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles as demonstrated by significant adjustments to our financial statements identified by our independent registered accounting firm in the preparation of this quarterly report. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-KSB for the year ended December 31, 2005 and our Forms 10-QSB for the three months ended March 31, 2006, the six months ended June 30, 2006 and the nine months ended September 30, 2006, or the Form 10-KSB for year ended December 31, 2006, or the Form 10-QSB for the three months ended March 31, 2007 or the six month ended June 30, 2007 or the nine months ended September 30, 2007. Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

No new issuances of our common stock were completed during the three months ended March 31, 2007

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

AMERICAN WATER STAR, INC.
(Registrant)

By:
/s/ Roger Mohlman
Roger Mohlman, Chief Executive Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: December 26, 2007

EXHIBIT 31

CERTIFICATION

I, Roger Mohlman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Water Star, Inc.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reports as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

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
Date: December 26, 2007

/s/ Roger Mohlman
____________________________
Roger Mohlman
Chief Executive Officer and Principal Accounting Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Competitive Companies, Inc. (the “Company”) on Form 10-QSB for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roger Mohlman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
December 26, 2007