Form 10QSB
period 2006-09-30
AMERICAN WATER STAR  INC
filed 2008-01-03
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

INDEX

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

American Water Star, Inc. and Its Subsidiaries
Consolidated and Condensed Balance Sheet
(Unaudited)
September 30, 2006

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash	$-	$50,561
Accounts receivable, net of allowance for doubtful accounts of	-	-
$-0- and $112,251 at 3/31/06 and 12/31/05	-	33,129
Total current assets	-	83,690

Property, plant and equipment, net	-	6,932,351

Other assets:
Advances to related parties	-	478,266
	$-	$7,494,307
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	668,169	1,048,916
Accrued liabilities	161,857	1,387,933
Accrued compensation - chairman and majority stockholder	316,015	-
Current maturity of long-term debt	-	6,450,791
Current portion of capital lease obligation -related party	-	785,159
Advances from related parties	3,998,252	509,522
Total current liabilities	5,144,293	10,182,322

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares	-	-
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares	-	-
authorized, no shares issued
Common stock, $0.0001 par value, 150,000,000 shares
authorized, 89,744,525 and 89,744,525 shares issued
and outstanding as of 3/31/06 and 12/31/05	8,974	8,974
Stock bought or for services not issued 720,000 and 720,000
shares at 3/31/06 and 12/31/05	72	72
Common stock subscribed	10,000	10,000
Stock issuance obligation	1,700,000	1,700,000
Unearned consulting services	-	-
Additional paid-in capital	35,264,791	35,262,879
Accumulated (deficit)	(42,128,130)	(39,669,940)
	(5,144,293)	(2,688,015)
	$-	$7,494,307

See notes to consolidated and condensed financial statements

American Water Star, Inc. and Its Subsidiaries
Consolidated and Condensed Statements of Operations
(Unaudited)
For Each of the Three and Nine Months Ended September 30, 2006 and 2005

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2006	2005		2006	2005

Sales	$-		$-	$-	$-
Cost of sales	-		-	-	-

Gross profit	-		-	-	-

Expenses:
Depreciation and amortization	-		-	-	-
General and administrative expenses	-		-	-	-
Loss on disposal of discontinued operations	-		-	-	-

Total cost and expenses	-		-	-	-

Net operating (loss)	-		-	-	-

Other (expense):
Interest (expense)	-		-	-	-
Interest (expense) related party	-		-	-	-

Total other income (expense)	-		-	-	-

Loss from continuing operations	-		-	-	-

DISCOUNTED OPERATIONS (NOTE 13)
Loss from discontinued operations	$(240,750)	$$	(3,266,346)	$(2,458,190)	$(7,294,717)
Net loss	$(240,750)	$$	(3,266,346)	$(2,458,190)	$(7,294,717)

Total loss per share	$(0.00)		$(0.04)	$(0.03)	$(0.09)
Weighted average number of
common shares outstanding - basic
and fully diluted	89,744,525		86,478,039	89,744,525	83,352,949

See notes to consolidated and condensed financial statements

American Water Star, Inc. and Its Subsidiaries
Consolidated and Condensed Statements of Cash Flows
(Unaudited)
For Each of the Nine Months Ended September 30, 2006 and 2005

	September 30,
	2006	2005

Cash flows from investing activities
Purchase of equipment	$-	$-
Net cash (used) by investing activities	-	-

Cash flows from financing activities
Repayment of long-term debt	-	-
Advances from related parties	-	-
Net cash provided from financing activities	-	-

Net cash used in discontinued operations	(50,561)	(1,275,443)

Net increase (decrease) in cash	(50,561)	(1,275,443)
Cash - beginning	50,561	1,286,624
Cash - ending	$-	$11,181-

Supplemental disclosures:
Interest paid	$503,069	$104,355
Income taxes paid	$-	$-

Supplemental schedule of noncash investing and financing activities:

Long-term debt retired by foreclosure on property, plant
and equipment	$6,932,351	$-

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

2 Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended September 30, 2006 and 2005, the Company incurred losses from discontinued operations of $5,004,723 and $7,294,717 respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

As further discussed in Notes 5 and 7, foreclosure proceedings were begun by the Company’s major lender, Laurus Master Fund, (“Laurus”) on all of the Company’s real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Substantially all of the Company’s assets were sold and the Company was fully released and discharged from it’s obligations to Laurus with prejudice.

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

3. Related Party Transactions

At September 30, 2006 the Company has the following liabilities to its Chairman and major stockholder:

Accrued compensation	$ 316,015
Advances	$ 3,988,253

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

Long-term debt consists of the following:
December 31, 2005
Long-term convertible debt	$6,450,791
Less unamortized cost of warrants
Less beneficial conversion
Current portion	(6,450,791)

Total Long Term Convertible Debt	$-

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

	For the nine months ending September 30,
	2006	2005

Revenues	$35,589	$2.457,294
Cost of goods sold	79,406	949,576
Gross profit (loss)	(43,817)	1,507,718

Expenses	4,960,906	8,802,435

Loss from operations	$(5,004,723)	$(7,294,717)

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
As of September 30, 2006

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

On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver’s Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: “On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale (“Real Property Sale”). Laurus purchased the real property sold at the Real Property Sale.” “On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale (“Personal Property Sale”). Laurus purchased the personal property sold at the Personal Property Sale.” “Following the Real Property Sale and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.” The loss of the assets included the loss of All Star Beverage, Inc., All Star Beverages Arizona, Inc., All Star Beverages Jax, Inc., All Star Beverages Mississippi, Inc., and Hawaiian Tropicals, Inc. Substantially all of our assets were sold, which had a significant negative impact on our Results of Operations. Our results of operations discussed for the three and nine months ended September 30, 2006 are not indicative of future operations since during the fourth quarter of 2005 we substantially ceased all operations and lost all assets due to the foreclosure process by Laurus in the first quarter of 2006.

We incurred no revenues or expenses for either the three months or nine months ended September 30, 2006 or 2005. Unless, we are able to make an acquisition with our stock or find a company with which to merge, we will not have revenue in the next reporting period or thereafter. We will, however, incur expenses to maintain our corporate estates and keep our Securities Act filings current.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at September, 2006 compared to December 31, 2005.

	September 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$0	$83,690	$(83,690)	(100%)

Current Liabilities	$5,144,293	$10,182,322	$(5,038,029)	(50.5%)

Working Capital (Deficit)	$(5,144,293)	$(10,098,632)	$(2,934,058)	(49%)

As of September 30, 2006, we had a working deficit of $5,144,293 compared to working deficit of $10,098,632 as of December 31, 2005, a decrease of $2,934,058. As a result of ceasing our operations and the foreclosure proceedings during the first quarter of 2006, we no longer had any assets while at the same time only incurring minimal liabilities when compared to the December 31, 2005, which at that point we still had some operations in effect. As of September 30, 2006, we had no cash on hand, no assets and a working capital deficiency of $5,144,293.

As described throughout this filing, during the fourth quarter of 2005 and continuing through the firs quarter of 2006, foreclosure proceedings were begun on all of our real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. As we begin to rebuild our operations, we expect future short-term business operations to be funded principally by private placements and additional short-term borrowings. However, there is no assurance that we will be successful in raising needed capital through borrowings from third parties and/or issuance of equity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended September, 2006 and 2005, the Company incurred losses from discontinued operations of $2,226,205 and $4,028,371, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the date of this filing, Roger Mohlman, our Chief Executive Officer and Principal Financial Officer, of evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon his evaluation, Mr. Mohlman concluded that as of September 30, 2006, our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission filings at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses, which have caused management to conclude that, as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

No new issuances of our common stock were completed during the three months ended September 30, 2006.

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

Date: December 14, 2007

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

Date: December 14, 2007

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
December 14, 2007