Form 10QSB
period 2007-09-30
AMERICAN WATER STAR  INC
filed 2008-01-14
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(702) 588-5965
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No

The number of shares of Common Stock, $0.001 par value, outstanding on October 22, 2007, was 136,852,858 shares.

Transitional Small Business Disclosure Format (check one):  Yes No

Page No.

PART 1 – FINANCIAL INFORMATION

Item 1.                       Financial Statements

American Water Star, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash	-	-
Total current assets	-	-

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	2,929,201	2,929,201
Accrued liabilities	161,857	161,857
Accrued compensation - chairman and majority stockholder	556,015	376,015
Advances from related parties	4,536,003	4,161,003
Total current liabilities	8,183,073	7,628,074

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized, no shares issued.	-	-
Series A preferred convertible, 4,100,0000 shares
authorized, no shares issued.	-	-
Common stock, $0.0001 par value, 150,000,000 shares
authorized, 89,744,525 and 89,744,525 shares issued
and outstanding as of 9/30/07 and 12/31/06	8,974	8,974
Stock bought or for services not issued 720,000 and 720,000
shares at 9/30/07 and 12/31/06	72	72
Common stock subscribed	10,000	10,000
Stock issuance obligation	1,700,000	1,700,000
Additional paid-in capital	35,264,792	35,264,791
Accumulated (deficit)	(45,166,911)	(44,611,911)
	(8,183,073)	(7,628,074)
	$-	$-

See notes to consolidated and condensed financial statements

American Water Star, Inc.
Consolidated Statements of Discontinued Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Expenses:
Depreciation and amortization	-	-	-	-
General and administrative expenses	-	-	-	-
Loss on disposal of discontinued operations	-	-	-	-

Total cost and expenses	-	-	-	-

Net operating (loss)	-	-	-	-

Other (expense):
Interest (expense)	-	-	-	-
Interest (expense) related party	-	-	-	-

Total other income (expense)	-	-	-	-

Loss from continuing operations	$-	$-	$-	$-

DISCONTINUED OPERATIONS
Loss from discontinued operations	$(185,000)	$(240,750)	$(555,000)	$(5,004,723)

Net loss	(185,000)	(240,750)	(555,000)	(5,004,723)

Loss per share from continuing operations	$0.00	$0.00	$0.00	$0.00
Loss per share from discontinued operations	$(0.00)	$(0.00)	$(0.01)	$(0.06)
Total loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.06)
Weighted average number of
common shares outstanding - basic
and fully diluted	89,744,525	89,744,525	89,744,525	89,744,525

See notes to consolidated and condensed financial statements.

American Water Star, Inc.
Consolidated Statements of Cash Flows From Discontinued Operations
(Unaudited)

	For the nine months ended
	September 30,
	2007	2006

Cash flows from operating activities
Net loss from discontinued operations	(555,000)	(5,004,723)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization
Loan fees - Amortization
Interest expense paid with shares of common stock
Stock issued for services	-	285,500
Warrants issued to lender
Changes in operating assets and liabilities
Accounts receivable	-	33,129
Inventories	-
Prepaid expenses	-
Deposits and other assets	-
Accounts payable and accrued expenses	180,000	1,616,476

Net cash used in operating activities	(375,000)	(3,069,618)

Cash flows used by investing activities
Purchase of equipment	$-	$-
Net cash (used) by investing activities	-	-

Cash flows from financing activities
Repayment of long-term debt	-	(164,692)
Advances from related parties	375,000	3,183,749
Net cash provided from financing activities	375,000	3,019,057

Net increase (decrease) in cash	-	(50,561)
Cash - beginning	-	50,561
Cash - ending	$-	$-

Supplemental disclosures:
Interest paid	$-	$503,069
Income taxes paid	$-	$-

Long-term debt retired by foreclosure on property, plant
and equipment	$-	$6,932,351

Liabilities and accrued expenses assumed by related parties	-	3,010,465

See notes to consolidated and condensed financial statements.

American Water Star, Inc. and Its Subsidiaries
Notes to the Consolidated and Condensed Financial Statements
(Unaudited)
As of September 30, 2007

1.  Significant Accounting Policies

Nature of Business

The Company was originally organized on June 1, 1999 as American Career Centers, Inc.  On April 2, 2002 we amended our Articles of Incorporation to change our name to American
Water Star, Inc.

2.        Preparation of Financial Statements and Interim Presentation

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

3.  Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended September  30, 2007 and 2006, the Company incurred losses from discontinued operations of $550,000 and $5,004,723, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

As further discussed in Notes 5 and  7, foreclosure proceedings were begun by the Company’s major lender, Laurus Master Fund, (“Laurus”) on all of the Company’s real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property.  On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale.   Pursuant to the Order of the Court, in the Superior Court of the State of Arizona in and for the County of Maricopa, following the Real Property and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.

The Company has had no significant operations, assets, or liabilities since November 7, 2005, and accordingly, is fully dependent upon future sales of securities or upon its current management and/or advances or loans from significant or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.  Because of these factors, our auditors have issued an opinion for the Company, which includes a statement describing our going concern status.  This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

4.            Related Party Transactions

At September 30,2007the Company has the following liabilities to its Chairmanand major stockholder:

Accrued compensation	$ 556,015
Advances	4,536,003

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

6.  Commitments and Contingencies

Legal proceedings

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business.  Although it is not possible to predict with certaintythe outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation.

7.   Discontinued Operations

As of November 7, 2005, when Laurus began foreclosure proceedings on the Company’s real and personal property, the Company has had no revenues, and is in the process of winding down operations.  The following is a summary of the profit and loss from discontinued operations resulting from the elimination of all operations.

	For the sixmonths ending June 30,
	2007			2006
Revenues		$-0-		$35,589
Cost of goods sold		-0-		79,406
Gross profit		-0-		(43,817)
Expenses		550,000		4,960,906
Loss from operations	$	,	(370,000)	$(5,004,723)

8.  New Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FAS No. 3”(“SFAS No. 154”).  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The correction of an error in previously issued financial statements is not an accounting change.  However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively.  Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154.  SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005.  The Company does not believe its adoption of this new standard will have a material impact on its consolidated results of operations or financial position.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale.  Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver’s Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: “On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale (“Real Property Sale”). Laurus purchased the real property sold at the Real Property Sale.” “On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale (“Personal Property Sale”). Laurus purchased the personal property sold at the Personal Property Sale.” “Following the Real Property Sale and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.” The loss of the assets included the loss of All Star Beverage, Inc., All Star Beverages Arizona, Inc., All Star Beverages Jax, Inc., All Star Beverages Mississippi, Inc., and Hawaiian Tropicals, Inc.  Substantially all of our assets were sold, which had a significant negative impact on our Results of Operations.    Our results of operations discussed for the nine months ended September 30, 2007 are not indicative of future operations since during the fourth quarter of 2005 we substantially ceased all operations and lost all assets due to the foreclosure process by Laurus in the first quarter of 2006.

We incurred no revenues or expenses for either the nine months ended September 30, 2007 or 2006.  Unless, we are able to make an acquisition with our stock or find a company with which to merge, we will not have revenue in the next reporting period or thereafter. We will, however, incur expenses to maintain our corporate estates and keep our Securities Act filings current.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at September 30, 2007 compared to December 31, 2006.

	September 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$0	$0	--	--

Current Liabilities	$8,183,073	$7,628,074	$554,999	7.2%

Working Capital (Deficit)	$(8,183,073)	$(7,628,074)	$(554,999)	7.2%

As of September 30, 2007, we had a working deficit of 8,183,073 compared to working deficit of 7,628,074 as of December 31, 2006, an increase of 554,999. As of September 30, 2007, we had no cash on hand, no assets and a working capital deficiency of $8,183,073.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended September 30, 2007 and 2006, the Company incurred losses from discontinued operations of $550,000 and $5,004,723, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the date of this filing, Roger Mohlman, our Chief Executive Officer and Principal Financial Officer, of evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15.  Based upon his evaluation, Mr. Mohlman concluded that as of September 30, 2007, our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission filings at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses, which have caused management to conclude that, as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

2.
We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles as demonstrated by significant adjustments to our financial statements identified by our independent registered accounting firm in the preparation of this quarterly report. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-KSB for the year ended December 31, 2005 and our Forms 10-QSB for the three months ended March 31, 2006, the six months ended June 30, 2006 and the nine months ended September 30, 2006, or the Form 10-KSB for year ended December 31, 2006, or the Form 10-QSB for the six months ended March 31, 2007 or the six month ended June 30, 2007 or the nine months ended September 30, 2007.  Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

No new issuances of our common stock were completed during the six months ended September 30, 2007

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

Date: January 6, 2008

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
Date:            January 7, 2008
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
January 7, 2008