Form 10KSB
period 2007-12-31
AMERICAN WATER STAR  INC
filed 2008-04-10
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesNo

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ¨

Indicate by checkmark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes X No ___

The issuer's revenues for its most recent fiscal year ended December 31, 2007. $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of August 2, 2007 was $373,076 based on a share value of $0.005.

The number of shares of Common Stock, $0.001 par value, outstanding on February 7, 2008 was 136,852,858 shares.

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

Acquisition of New Age Packaging, Inc.

On December 23, 2002, we completed the acquisition of New Age Packaging, Inc. (then known as American Distribution & Packaging, Inc.), a privately-held Nevada corporation (“New Age”). Pursuant to that Agreement, New Age exchanged 100% of its outstanding common stock for 5,200,000 newly issued shares of our common stock, which was issued to former officers and directors of American Water Star whom were shareholders of New Age pre-merger. Upon completion of the acquisition, New Age became a wholly-owned subsidiary of American Water Star.

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

During the fourth quarter of 2005, our operations ceased and Laurus began to foreclose on all of our assets and subsidiaries.  On November 4, 2005, Laurus again notified us that certain defaults had occurred in the Securities Purchase Agreement, including our failure to make interest payments on September 1, 2005, October 1, 2005 and November 1, 2005.  In addition, we had failed to make principal and interest payments due to Laurus on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005.  Based upon the occurrence and continuance of these defaults, Laurus notified us that they had accelerated the amounts due under the obligations, demanding payment in full on November 7, 2005 in the amount of $6,694,875.

Subsequent to November 7, 2005, foreclosure proceedings were begun on all of our real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property.  On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale.  Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver’s Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: “On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale (“Real Property Sale”). Laurus purchased the real property sold at the Real Property Sale.” “On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale (“Personal Property Sale”). Laurus purchased the personal property sold at the Personal Property Sale.” “Following the Real Property Sale and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.” The loss of the assets included the loss of the ownership of five of our subsidiaries; All Star Beverage, Inc., All Star Beverages Arizona, Inc., All Star Beverages Jax, Inc., All Star Beverages Mississippi, Inc., and Hawaiian Tropicals, Inc. Substantially all of our assets were sold, which had a significant negative impact on our Results of Operations.    Our results of operations discussed for the year ended December 31, 2007 and 2006  are not indicative of future operations since during the fourth quarter of 2005 we substantially ceased all operations and lost all assets due to the foreclosure process by Laurus in the first quarter of 2006.

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

Personnel

As of December 31, 2007 we had 1 full-time employee.  We also used the service of independent consultants and contractors to perform various professional services.  We believe the use of third-party service providers enhanced our ability to contain general and administrative expenses.  Management believes our future success will depend in large part upon our ability to attract and retain qualified employees.  We had no collective bargaining agreements with our employees and believe our relations with our employees are good.

ITEM 2.                      DESCRIPTION OF PROPERTY

As of December 31, 2007, American Water Star maintained its corporate headquarters at 2580 Anthem Village Drive, Henderson NV 89052 which we currently pay $150  month.   Prior to May 2007, we leased 4560 South Decatur Blvd., Suite 301, Las Vegas, Nevada 89103 which was approximately 4,000 square feet of office space under a lease set to expire in April 2008. The minimum monthly rental for the premises was approximately $8,700, plus standard, ancillary charges, such as property taxes, insurance, and certain operating expenses applicable to the leased premises. The lease was subject to annual rent increases at a rate of four percent per annum.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2007.

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

PERIOD	HIGH	LOW
2007 (1)
First Quarter	$0.02	$0.01
Second Quarter	$0.02	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.01	$0.01

2006
First Quarter	$0.01	$0.01
Second Quarter	$0.01	$0.01
	$0.01	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

 (b) Holders of Common Stock

As of December 31, 2007, we had approximately 670 stockholders of record and 92,744,525 shares of common stock outstanding.

(c) Dividends

We have never paid cash dividends on our Common Stock.  We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future.  The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

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

Results of Operations for the Years Ended December 31, 2007 and 2006.

We had no revenues for the year ended December 31, 2007.  For the year ended December 31, 2006 we had revenues of  $35,589 as we wound down operations.  These sales resulted in a loss as our cost of goods sold totalled $79,406.  For the year ended December 31, 2007 our general and administrative expenses totalled $726,000 a decrease of $1,274,647 or 63.7% from the $2,000,647 for the year ended December 31, 2006.  For 2007, our general and administrative expenses consisted of a consulting fee of $240,000 to our president Roger Mohlman and rent of $486,000 paid to entities controlled by the wife of Mr. Mohlman.  For the year-ended December 31, 2006, our general and administrative expenses consisted of $315,000 in consulting fees to Mr. Mohlman, $486,000 in rent to entities controlled by the wife of Mr. Mohlman; $293,000 of rent paid to non-related parties, $738,358 in professional fees, principally involving the Laurus repossession matter, other offices salaries of $125,000, lawsuit settlement cost of $29,750 and miscellaneous expenses of $13,505.

For the year ended December 31, 2006, the Company also incurred a loss on the disposal of operations of $3,178,244.  There was no similar loss for the year ended December 31, 2007.

As a result of the foregoing, the Company incurred a loss of $726,000 or $0.01 per share for the year-ended December 31, 2007 compared to a loss of $5,227,473 or $0.04 per share for the year-ended December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007, the company had no cash and a deficit in working capital of $8,354,076 compared to no cash and a deficit in working capital of $7,628,076 as of December 31, 2006.

Cash used in operating activities totalled $243,000 for the year-ended December 31, 2007.  The 2007 amounts represent on the loss of $726,000 which was partially offset by an increase in accounts payable and accrued expenses of $483,000.  Cash used in operations for the year ended December 31, 2006 totalled $3,232,368 consisting of the loss of $5,227,473 which was partially offset by a non-cash item of stock issued for services  of $285,500 and changes to the current account consisting of a decrease in accounts receivable and an increase in accounts payable of $1,676,476.

Cash flows from financing activities totalled $243,000 for the year ended December 31, 2007 compared to $3,181,807 for the year ended December 31, 2006.  The $243,000 for 2007 consisted entirely of advances from related parties.  The 2006 amount consisted of a $3,346,499 advance from a related party which was partially offset by $164,692 of a stock subscription received.

There were no investing activities in either period.  The company currently has insufficient liquidity to conduct its operations for the next twelve months.  Although the company has no cash and a deficit in working capital it believes that it will be able to raise funds for its operations or find a company to acquire with its stock or with which to merge.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2007 and 2006, the Company incurred losses from discontinued operations of $726,000 and $5,227,473, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8B.                                OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Title
Roger Mohlman	60	President, CEO, Treasurer, Chairman

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

(b) Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compen-sation	Awards		Payouts	All other compen-sation
					Restricted Stock	Options	LTIP payouts
Roger Mohlman Roger Mohlman (1) Chief Executive Officer and President	2007 2006 2005	$-0.00 $-0.00 $-0-	-0- -0- -0-	-0- -0- -0-	$-0- $-0- $-0-	$-0- $-0- $-0-	-0- -0- -0-	-0- -0- -0-

(1) Mr. Mohlman has served as Chief Executive Officer, President, and director of American Water Star since June 2002.  In July 2003, he was also named Chairman of the Board and Chief Financial Officer of American Water Star.  Mr. Mohlman’s salary was accrued for American Water Star’s 2003 and 2004 fiscal years.

(c) Option Grant Table

Stock Option Grants

We maintained a consultant and employee stock compensation plan at American Water Star to compensate officers, directors, employees, consultants, and certain other persons providing bona fide services to American Water Star or to compensate officers, directors, employees for accrual of salary, through the award of our common stock.  The effective date of the stock plan is December 27, 2002 and was later amended in March of 2004.  The following table includes the current options granted as of December 31, 2007.

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

AGGREGATED OPTION EXERCISES IN FISCAL YEAR AND OPTION VALUES

(f) Compensation of Directors

During the 2007 year we did not give our directors any compensation for their services as a director.

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

The percentage of beneficial ownership for the following table is based on 136,852,858 shares of common stock outstanding as of February 7, 2008.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after February 7, 2008 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

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

(2)	The amount listed does not include 120,000 options granted to the directors as of August 17, 2004, which were to Roger Mohlman, Dale Barnhart, Dale Paisley, David Lieberman, and Dr. Mark DeBruin.
(3)	Figures are rounded to the nearest tenth of a percent.
(4)	This amount includes shares held in Mr. Mohlman’s name as well as those held in a Trust for Mr. Mohlman.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended December 31, 2007 our Chairman, Chief Executive Officer and largest stockholder of the Company has advanced $4,434,837 to the Company.

Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer and largest stockholder provided the following to the Company for the year ended December 31, 2005 and December 31, 2004, respectively:

Services:

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2007

Payments under operating and capital leases	$ 486,000	486,000

ITEM 13.	EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation		10-KSB	12/31/99	3.1	04/13/00
3(i)(b)	Certificate of Amendment to the Articles of Incorporation		10-KSB	12/31/99	3.2	04/13/00
3(i)(d)	Certificate of Amendment to the Articles of Incorporation		10-QSB	03/31/02	3.4	05/20/02
3(ii)(a)	Bylaws of the Company		10-KSB	12/31/99	3.3	04/13/00
4.1	Certificate of Change in Number of Authorized Shares		S-8		4.3	04/05/02
4.2	Certificate of Designation Series A Convertible Preferred Stock		S-8		4.4	04/05/02
4.3	Amended Stock Plan		10-QSB	09/30/04	4.1	11/19/04
4.4	Securities Purchase Agreement with Laurus Master Fund, Ltd.		8-K		4.1	11/04/04
4.5	Registration Rights Agreement with Laurus Master Fund, Ltd.		8-K		4.2	11/04/04
4.6	Master Security Agreement with Laurus Master Fund, Ltd.		8-K		4.3	11/04/04
4.7	Subsidiary Agreement between All-Star Beverages and Laurus Master Fund, Ltd.		8-K		4.4	11/04/04
10.1	Employment Agreement with Roger Mohlman		10-KSB	12/31/02	10.4	04/16/03
10.2	Trademark and Design License Agreement for use of Hawaiian Tropic name		10-KSB	12/31/02	10.6	04/16/03
10.3	Employment Agreement with Daniel Beckett		8-K		10	05/19/05
10.4	Forbearance Agreement with Laurus Master Fund, Ltd.		8-K		10.1	08/10/05
10.5	Secured Convertible Note with Laurus Master Fund, Ltd.		8-K		10.2	08/10/05
10.6	Master Security Agreement with Laurus Master Fund, Ltd.		8-K		10.3	08/10/05
10.7	Subsidiary Guarantee with Laurus Master Fund, Ltd		8-K		10.4	08/10/05
10.8	Deed of Trust, Assignments of Rents, Security Agreement and Fixture Filing for the benefit of Laurus Master Fund		8-K		10.5	08/10/05
14.1	Code of Ethics		10-KSB	12/31/02	14.1	04/16/03
16.1	Letter by L.L. Bradford & Company, LLC		8-K/A		16	06/25/07
16.2	Letter by Weaver & Martin, LLC		8-K/A		16	07/24/07
20.1	Notice of Trustee’s Sale		8-K		10.1	12/29/05
20.2	Copy of the Statement of Breach or Non-Performance and Notice of Election to Sell		8-K		10.2	12/29/05
21	List of Subsidiaries	X
31	Certification of Roger Mohlman Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Roger Mohlman, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

ITEM 14.                                PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                           2007                                                                2006

Audit	$10,000	$10,000
Quarterly Review	$15,000	$15,000
Tax	$-0-	$-0-
Other	$-0-	$-0-
TOTAL	$25,000	$25,000

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

AMERICAN WATER STAR, INC.

Date: April 10, 2008	By:	/s/ Roger Mohlman
Roger Mohlman
Chief Executive Officer (On Behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Roger Mohlman
Roger Mohlman
Chief Executive Officer, Director
April 10, 2008

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
AMERICAN WATER STAR, INC. AND SUBSIDIARIES

I have audited the accompanying consolidated balance sheets of American Water Star, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows  for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.   My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

/s/ E. Randall Gruber, CPA, PC
Lake Saint Louis, Missouri

                                                         Member:  American Institute of Certified Public Accountants
                                           Registered:  Public Company Accounting Oversight Board  (PCAOB)

American Water Star, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash	$-	$-
Accounts receivable	-	-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	3,874,239	3,631,239
Accrued liabilities	45,000	45,000
Accrued compensation - chairman and majority stockholder	616,015	376,015
Advances from related parties	3,818,822	3,575,822
Total current liabilities	8,354,076	7,628,076

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares	-	-
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares	-	-
authorized, no shares issued
Common stock, $0.0001 par value, 150,000,000 shares
authorized, 136,852,858 and 136,852,858 shares issued
and outstanding as of 12/31/07 and 12/31/06	13,685	13,685
Stock bought or for services not issued 720,000 and 720,000
shares at 12/31/07and 12/31/06	72	72
Common stock subscribed	10,000	10,000
Additional paid-in capital	37,755,580	37,755,580
Accumulated (deficit)	(46,133,413)	(45,407,413)
Total stockholders' equity	(8,354,076)	(7,628,076)
Total liabilities and stockholders' equity	$-	$-

See noted to consolidated financial statements

American Water Star, Inc.
Consolidated Statements of Cash Flows From Discontinued Operations

	For the year ended
	December 31,
	2007	2006

Cash flows from operating activities:
Net loss from discontinued operations	$(726,000)	$(5,227,473)
Adjustments to reconcile net loss to net cash used
in operating activities
Stock issued for services	--	285,500
Changes in operating assets and liabilities
Accounts receivable	--	33,129
Accounts payable and accrued expenses	483,000	1,676,476

Net cash used in operating activities	(243,000)	(3,232,368)

Cash flows from financing activities
Shares issued for debt - related party
Stock subscription received	--	(164,692)
Advances from related parties	243,000	3,346,499
Net cash provided from financing activities	243,000	3,181,807

Net increase (decrease) in cash	--	(50,561)
Cash - beginning	--	50,561
Cash - ending	$--	$--

Supplemental disclosures:
Interest paid	$--	$503,069
Income taxes paid	$--	$--

Supplemental schedule of noncash investing and financing activities:

Long-term debt retired by foreclosure on property, plant
and equipment	$--	$6,932,351

Liabilities and accrued expenses assumed by related parties	--	3,173,215

See noted to consolidated financial statements

American Water Star, Inc.
Consolidated Statements of Changes in Stockholders' Equity

				Unamortized	Stock
			Additional	cost of	Earned	Stock	Common		Total
	Common Stock		Paid-in	Shares Issued	for Services	Issuance	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	for Services	Not Issued	Obligation	Subscribed	(Deficit)	Equity

Balance, December 31, 2004	80,227,858	$8,023	$32,864,840	$(119,879)	72	-	$-	$(23,344,304)	$9,408,752

Warrants issued to Laurus for
convertible debenture			114,000						114,000

Common stock subscribed							10,000		10,000

Amortization of unearned services				1,171,820					1,171,820

Warrants issued for services			107,000						107,000

Common stock issued for services	12,516,667	1,251	2,686,739	(1,051,941)					1,636,049

Stock issuance obligation to CEO
to settle notes payable						1,700,000			1,700,000

Net loss for the year
ended December 31, 2005	-	-	-	-	-	-	-	(16,835,636)	(16,325,636)

Balance, December 31, 2005	92,744,525	$9,274	$35,772,579	$-	$72	$1,700,000	$10,000	$(40,179,940)	$(2,688,015)

Paid-in capital adjustment			1,912						1,912

Common stock issued for services	10,775,000	1,078	284,422						285,500

Common stock issued	33,333,333	3,333	1,696,667			(1,700,000)

Net loss for the year
ended December 31, 2006	-	-	-	-	-	-	-	(5,227,473)	(5,227,473)

Balance, December 31, 2006	136,852,858	13,685	37,755,580	-	72	-	10,000	(45,407,413)	(7,628,076)

Net loss for the year
ended December 31, 2007	-	-	-	-	-	-	-	(726,000)	(726,000)

Balance, December 31, 2007	136,852,858	$13,685	$37,755,580	$-	$72	$-	$10,000	$(46,133,413)	$(8,354,076)

See noted to consolidated financial statements

American Water Star, Inc. and Its Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2007

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of American Water Star, Inc. a Nevada corporation and its wholly owned subsidiaries, New Age Packaging and Distribution, Inc., and Colorado River Distribution, LLC and are prepared in accordance with accounting principles generally accepted in the United States.  The accompanying financial statements reflect the results of operations and financial condition of
New Age Packaging and Distribution, Inc. and Colorado River Distribution, LLC.

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

Advertising Costs

The Company expenses all costs of advertising as incurred.  There were $-0- and $-0- advertising costs included in general and administrative expenses as of December 31, 2007 and 2006.

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

Long-lived Assets

We review the carrying value of long-lived assets at each balance sheet date if indication of impairment exists.  Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes.  Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital.  Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.  At December 31, 2005, we recognized an impairment expense in the amount of $1,654,949.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation .

2.      Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years  ended December 31, 2007 and 2006, the Company incurred losses from operations of $726,000 and $5,227,473, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As further discussed in Note 7, on November 4, 2005, Laurus Master Fund (“Laurus”)notified the Company that certain defaults had occurred in the Securities Purchase Agreement, including the Company’s failure to make interest payments on September 1, 2005, October 1, 2005 and November 1, 2005.  In addition, the Company had failed to make principal and interest payments due to Laurus Master Fund on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005.  Based upon the occurrence and continuance of the defaults, the Company was notified that Laurus had accelerated the amounts due under the obligations, demanding payment in full on November 7, 2005 in the amount of $6,694,875.  In the event the payment amount was not received by Laurus by the due date, foreclosure proceedings covered by the Deed of Trust would begin.

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

4.  Accrued Compensation and Notes Payable to the Chairman / CEO

Loans payable to the Chairman / CEO consist primarily of cash advances and at December 31, 2004 the advances totaled $1,635,000.  Each loan was non-interest bearing and was due on demand.  The Company recorded accrued interest of $35,000 based upon a 6% interest rate.  On November 18, 2005, the Company’s Board of Directors authorized the Chairman’s / CEO’s request to convert notes payable totaling $1,700,000 into shares of the Company’s common stock, thus reducing the Company’s liabilities by $1,700,000.  The conversion was done on January 6, 2006 at $.05 per share based on the reported market price of the Company’s common shares on that date.

Accrued compensation totaled $ 616,015 and $ 376,015 at December 31, 2007 and 2006.

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

Operating Leases

We have lease agreements and arrangements, whereby we lease warehouse and operating facilities.  Each lease expired on or before January 1, 2008.  For the years ended December 31, 2007 and 2006 our rent expense was approximately $486,000 and $779,000 respectively.

During the year ended December 31, 2005, we became delinquent on building lease payments to a non-related party.  Under the terms of the lease agreement we were locked-out, and under the terms of a court order, the lessor enforced their lien and took possession of our personal property to satisfy the payment of the delinquent lease.

License Agreements

In January, 2003, the Company entered into an agreement with a corporation that owns the licensing rights to a consumer product trademark.  The agreement provides the Company with a three-year exclusive license to produce, market and sell flavored water bearing the trademark name in the United States and Canada.  In consideration, the Company agreed to pay a royalty of four percent of invoice sales (net of shipping and sales taxes), payable each quarter.  The agreement calls for a guaranteed minimum annual royalty fee of $40,000 in 2003, $120,000 in 2004 and $200,000 in 2005.  The agreement may be renewed at the option of the Company provided certain minimum sales have occurred.  Royalty expense was $-0- and $-0- for the years ended December 31, 2007 and 2006.

7.  Impairment Charges on Equipment

As a result of the foreclosure and subsequent trustee’s sale by Laurus, we have recorded an impairment in the carrying value of our property, plant and equipment of $1,654,949 at December 31, 2005.

8.  Income Taxes

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income.  The Company had no income tax provision for the years ended December 31, 2007 and 2006.  There is approximately $46,000,000 of net operating loss carry-forward, which expires beginning in 2022.  the net deferred tax is as follows:

	For the Years Ended December 31,
	2007		2006
Non-current deferred tax assets (liabilities): Net operating loss carry-forward		$14,052,000		$13,835,000
Valuation allowance		(14,052,000)		(13,835,000)
	$	---	$	---

A reconciliation of the provision for income taxes to the statutory federal rate (34%) for continuing operations is as follows:

	For the Years Ended December 31,
	2007		2006
Statutory tax benefit		$(246,840)		$(1,680,000)
Non-deductible expense		164,220		316,000
Valuation allowance		82,620		5,871,000
	$	----------	$	----------

10.           Related Party Transactions

During the year ended December 31, 2007 our Chairman, Chief Executive Officer and largest stockholder of the Company has advanced $4,434,837 to the Company.

Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer and largest stockholder provided the following to the Company for the year ended December 31, 2005 and December 31, 2004, respectively:

Services:

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2007

Payments under operating and capital leases	$486,000	486,000
11.  Equity Transactions

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

During the fourth quarter of 2005

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
Notes to the Consolidated Financial Statements
As of December 31, 2007

Options and Warrants

During the first quarter of 2005, we issued warrants to purchase 1,500,000 shares of common stock to Laurus Master Fund, Ltd.  The value of the warrants using the Black-Scholes method was $107,000 that was recorded as additional paid-in capital.

A summary of stock options and warrants is as follows:

	Options	Weighted Average Price	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	600,000	$.77	13,376,538	$.48
Granted	---	---	---	---
Cancelled	(600,000)	$(.77)	(13,376,538)	$(.48)
Exercised
Outstanding at December 31, 2007	---	$---	---	$---

EXHIBIT 31

CERTIFICATION

I, Roger Mohlman, certify that:

1.	I have reviewed this annual report on Form 10-KSB of American Water Star, Inc.;

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

Date:           April 10, 2008
/s/ Roger Mohlman
Roger Mohlman
Chief Executive Officer and Principal Accounting Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Water Star, Inc. (the “Company”) on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roger Mohlman, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
April 10, 2008