Form 10KSB/A
period 2007-12-31
PRIME STAR GROUP INC
filed 2008-05-06
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

Results of Operations for the Years Ended December 31, 2007 and 2006.

We had no revenues for the year ended December 31, 2007.  For the year ended December 31, 2006 we had revenues of  $35,589 as we wound down operations.  These sales resulted in a loss as our cost of goods sold totalled $79,406.  For the year ended December 31, 2007 our general and administrative expenses totalled $726,000 a decrease of $1,274,647 or 63.7% from the $2,000,647 for the year ended December 31, 2006.  For 2007, our general and administrative expenses consisted of a consulting fee of $240,000 to our president Roger Mohlman and rent of $486,000 paid to entities controlled by the former wife of Mr. Mohlman.  For the year-ended December 31, 2006, our general and administrative expenses consisted of $315,000 in consulting fees to Mr. Mohlman, $486,000 in rent to entities controlled by the former wife of Mr. Mohlman; $293,000 of rent paid to non-related parties, $738,358 in professional fees, principally involving the Laurus repossession matter, other offices salaries of $125,000, lawsuit settlement cost of $29,750 and miscellaneous expenses of $13,505.

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