Form 10QSB
period 2008-03-31
PRIME STAR GROUP INC
filed 2008-05-21
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Bottom of Form

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

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2008, was 1,368,529 shares.

Transitional Small Business Disclosure Format (check one):  Yes No

Prime Star Group, Inc. and Its Subsidiaries
Notes to the Consolidated Financial Statements
As of March 31, 2008

PART 1 – FINANCIAL INFORMATION

Item 1.                                                      Financial Statements
Prime Star Group, Inc.
Consolidated Balance Sheets
	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash	$-	$-
	-	-
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accruals	3,964,239	3,919,239
Accrued compensation - chairman and majority stockholder	676,015	616,015
Advances from related parties	3,818,822	3,818,822
Total current liabilities	8,459,076	8,354,076

Stockholders' equity
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, no shares issued.	-	-

Series A preferred convertible, 4,100,0000 shares	-	-
authorized, no shares issued
Common stock, $0.0001 par value, 125,000,000 shares authorized, 1,368,529 and 1,368,529 shares issued and outstanding
	137	137
Stock bought or for services not issued 720,000 and 720,000
shares	72	72

Common stock subscribed	10,000	10,000
Additional paid-in capital	37,769,128	37,769,128
Accumulated (deficit)	(46,238,413)	(46,133,413)
	(8,459,076)	(8,354,076)
	$-	$-

See notes to consolidated and condensed financial statements.

Prime Star Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2008	2007

Sales	$-	$-
Cost of sales	-	-

Gross profit	-	-

Expenses:
Depreciation and amortization	-	-
General and administrative expenses	45,000	125,000
General and administrative expenses -
related party	60,000	60,000
Loss due to impairment of equipment	-	-

Total cost and expenses	105,000	185,000

Net operating (loss)	(105,000)	(185,000)

Net loss	$(105,000)	$(185,000)

Loss per share from continuing operations	$-	$-
Loss per share from discontinued operations	$(0.08)	$(0.14)
Total loss per share	$(0.08)	$(0.14)
Weighted average number of
common shares outstanding - basic
and fully diluted	1,368,529	1,368,529

See notes to consolidated and condensed financial statements

Prime Star Group, Inc. and Its Subsidiaries
Notes to the Consolidated Financial Statements
As of March 31, 2008

Prime Star Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2008	2007

Net loss from operations	$(105,000)	$(185,000)

Adjustments to reconcile net income to net
cash provided by (used by) operations:
Changes in assets and liabilities:
Accounts payable and accrued expenses	45,000	-
Accrued expenses - Related parties	60,000	185,000

Net cash provided from operating activities	-	-

Net increase (decrease) in cash	-	-

Cash - beginning	-	-
Cash - ending	$-	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated and condensed financial statements.

1.        Significant Accounting Policies

Nature of Business

The Company was originally organized on June 1, 1999 as American Career Centers, Inc. On April 2, 2002 we amended our Articles of Incorporation to change our name to American Water Star, Inc.

On April 11, 2008, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State.  The amendment changed the Company’s name from American Water Star, Inc. to Prime Star Group, Inc. reverse split the shares of the Company on a one for one-hundred basis, reauthorized the par value at .0001 per share and increased the number of shares authorized thereafter to 125,000,000 common shares and 25,000,000 preferred shares.  The financial statements have been presented to reflect this change at the earliest date.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Prime Star Group, Inc. a Nevada corporation and its wholly owned subsidiaries, New Age Packaging and Distribution, Inc., and Colorado River Distribution, LLC and are prepared in accordance with accounting principles generally accepted in the United States.  The accompanying financial statements reflect the results of operations and financial condition of
New Age Packaging and Distribution, Inc. and Colorado River Distribution, LLC.

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

Advertising Costs

The Company expenses all costs of advertising as incurred.  There were $-0- and $-0- advertising costs included in general and administrative expenses as of March 31, 2008 and 2007.

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

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently evaluating the impact of adopting FSP FAS 157-2 for non-financial assets and non-financial liabilities on our financial position, cash flows, and results of operations. We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation .

2.       Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended March 31, 2008, the Company incurred a loss from operations of $105.000,  has a working capital deficit of $8,459,076 and a deficit retained earnings in the amount of $46,240,413 . The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As further discussed in Note 7, on November 4, 2005, Laurus Master Fund (“Laurus”)notified the Company that certain defaults had occurred in the Securities Purchase Agreement, including the Company’s failure to make interest payments on September 1, 2005, October 1, 2005 and November 1, 2005.  In addition, the Company had failed to make principal and interest payments due to Laurus Master Fund on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005.  Based upon the occurrence and continuance of the defaults, the Company was notified that Laurus had accelerated the amounts due under the obligations, demanding payment in full on November 7, 2005 in the amount of $6,694,875.  In the event the payment amount was not received by Laurus by the due date, foreclosure proceedings covered by the Deed of Trust would begin.

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

Accrued compensation totaled $ 676,015 and $ 616,015 at March 31, 2008 and December 31, 2007.

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

License Agreements

In January, 2003, the Company entered into an agreement with a corporation that owns the licensing rights to a consumer product trademark.  The agreement provides the Company with a three-year exclusive license to produce, market and sell flavored water bearing the trademark name in the United States and Canada.  In consideration, the Company agreed to pay a royalty of four percent of invoice sales (net of shipping and sales taxes), payable each quarter.  The agreement calls for a guaranteed minimum annual royalty fee of $40,000 in 2003, $120,000 in 2004 and $200,000 in 2005.  The agreement may be renewed at the option of the Company provided certain minimum sales have occurred.  Royalty expense was $-0- and $-0- for the three month periods  ended March 31, 2008 and  2007.

7.  Impairment Charges on Equipment

As a result of the foreclosure and subsequent trustee’s sale by Laurus, we recorded an impairment in the carrying value of our property, plant and equipment of $1,654,949 at December 31, 2005.

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

10 ..            Related Party Transactions

As of March 31, 2008 our Chairman, Chief Executive Officer and largest stockholder of the Company has advanced $4,494,837 to the Company.

Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer and largest stockholder provided the following to the Company for the year ended December 31, 2007.

Services:

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

OVERVIEW AND OUTLOOK

American Water Star, Inc. was started as a company which developed, marketed, sold, and distributed bottled water with four branded beverages: Hawaiian Tropic, Geyser Fruit, Geyser Sport, and Geyser Fruta. The products were orientated to the health conscious consumer looking for an alternative to products containing high sugar and caffeine levels. Our customers included single and multi-store retail operations, governmental agencies, and distributors who in turn sell to retail stores, convenience stores, schools and other outlets.   In addition, we branched into the private label and co-packing industries in the fourth quarter of 2004.

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

We incurred no revenues  for either the three months ended March 31, 2007 or 2006.  Unless, we are able to make an acquisition with our stock or find a company with which to merge, we will not have revenue in the next reporting period or thereafter. We will, however, incur expenses to maintain our corporate estates and keep our Securities Act filings current.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at March 31, 2007 compared to December 31, 2007.

	March 31, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$0	$0	$0	No change

Current Liabilities	$3,964,239	$3,919,239	$45,000	1.148%

Working Capital (Deficit)	$(3,964,239)	$(3,919,239)	$(45,000)	1.148%

As of March 31, 2008, we had a working deficit of $3,964,239 compared to working deficit of $3,919,239 as of December 31, 2007, an increase of $45,000.  As of March 31, 2007, we had no cash on hand, no assets and a working capital deficiency of $3,964,239.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended March 31, 2008 and 2007, the Company incurred losses from discontinued operations of $105,000 and $185,000, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

No new issuances of our common stock were completed during the three months ended March 31, 2007.

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

Item 4.                             of Security Holders

A special meeting of stockholders of American Water Star, Inc. will be held on February 29, 2008 at 10:00 a.m. 2580 Anthem Village Drive, Suite B1, Henderson, Nevada 89052for the following purposes:

1.
Amendment of the Articles of Incorporation to reverse split the shares of the Company on a one for one-hundred basis, to reauthorize the par value at .0001 per share and to increase the number of shares authorized thereafter to 125,000,000 common shares and 25,000,000 preferred shares.

2.	Amendment to Articles of Incorporation to change the name of the Company to Prime Star Group, Inc.

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

PRIME STAR GROUP, INC.
(Registrant)

[Missing Graphic Reference]
By:
      Roger Mohlman, Chief Executive Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: May 19, 2008

EXHIBIT 31

CERTIFICATION

I, Roger Mohlman, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of PRIME STAR GROUP, INC.

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

Date:           May 19, 2008

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

                                                     Roger Mohlman, Chief Executive Officer and
                                                     Principal Accounting Officer
                                                     May 19, 2008