Form 10KSB/A
period 2007-12-31
PRIME STAR GROUP INC
filed 2008-06-11
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

Subsidiaries of American Water Star, Inc.

With the purchase and completion of the three plants in the United States, separate Nevada corporations were incorporated for each plant.  These corporations only held the physical assets of each plant.  The following is a list of all subsidiaries of American Water Star owned as of December 31, 2007.  Due to the defaults with Laurus Master Fund, which is described in more detail below, we lost all assets owned by the listed subsidiaries and no longer operate any of the listed entities.

Name of Subsidiary

C.R.D. OF NEVADA, INC.
GEYSER VEVERAGES, INC.
NEW AGE PACKAGING, INC.
DELTA DISTRIBUTORS, INC.
HAWAIIAN TROPICALS, INC.
SUNSET BOTTLING, INC.
MID SOUTH DISTRIBUTING, INC.
TRAIL DUST DISTRIBUTING, INC.
O.C. BEVERAGE, INC.
ISLAND BEVERAGE, INC.
EXCALIBUR SALES, INC.
EXCALIBUR TRUCKING, INC.
ALL-STAR BEVERAGES, INC.
AMERICAN BEVERAGE & DISTRIBUTING, INC.
ALL-STAR BEVERAGE JAX, INC.
ALL-STAR BEVERAGES MISSISSIPPI, INC.

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

On May 8, 2006, the Registrant dismissed L.L. Bradford & Company, LLC as its independent auditor and appointed E. Randall Gruber CPA PC as their independent accountants for the years ending December 31, 2005 and 2006.  This is a change in accountants recommended and approved by the Registrant’s Executive Management and the Registrant’s Board of Directors.

ITEM 8A.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the date of this filing, Roger Mohlman, our Chief Executive Officer and Principal Financial Officer, of evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15.  Based upon his evaluation, Mr. Mohlman concluded that as of December 31, 2007, our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission filings at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

2.
We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles as demonstrated by significant adjustments to our financial statements identified by our independent registered accounting firm in the preparation of this quarterly report. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-KSB for the year ended December 31, 2005 and our Forms 10-QSB for the three months ended March 31, 2006, the six months ended June 30, 2006 and the nine months ended September 30, 2006, or the Form 10-KSB for year ended December 31, 2006, or the Form 10-QSB for the three months ended March 31, 2007 and the six month ended June 30, 2007.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have implemented the following:

1.          Hired sufficient personnel to perform all measuring accounting  functions, including the preparation of financial statements (21 engaged outside professional personnel to review all financial statements and assist with the preparation of the `34 Act filing .  Management believes such change will be sufficient to remedy the deficiencies in the company’s internal controls.

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

AMERICAN WATER STAR, INC.

Date: June 10, 2008	By:	/s/ Roger Mohlman
Roger Mohlman
Chief Executive Officer (On Behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Roger Mohlman
Roger Mohlman
Chief Executive Officer, Director
June 10, 2008

 EXHIBIT 31.2

I, Roger Mohlman, certify that:

1.   I have reviewed this annual report on Form 10-KSB of American Water Star, Inc.

2.   Based on my knowledge, this report does not contain any untrue statement of a material  fact or omit to state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made,  not  misleading  with  respect  to the  period  covered by this report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in  this  report,  fairly  present  in all  material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e))  and internal  control over financial  reporting  (as  defined  in  Exchange  Act Rules  13a-15(f)  and 15d-15(f)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and  procedures to be designed  under our  supervision,  to ensure that  material  information  relating  to  the  registrant,  including  its consolidated  subsidiaries,  is made  known to us by  others  within  those entities,  particularly  during the  period in which  this  report is being prepared;

(b)Designed such  internal  control  over  financial  reporting,  or caused such internal  control  over  financial  reporting  to  be  designed  under  our supervision,  to provide reasonable  assurance regarding the reliability of financial  reporting  and  the  preparation  of  financial  statements  for external  purposes  in  accordance  with  generally   accepted   accounting principles;

(c)  Evaluated the  effectiveness  of the registrant's  disclosure  controls and procedures  and  presented  in  this  report  our  conclusions   about  the effectiveness of the disclosure  controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the  registrant's  internal  control over financial  reporting that occurred during the registrant's most recent fiscal  quarter (the  registrant's  fourth fiscal quarter in the case of an annual report) that has  materially  affected,  or is reasonably  likely to materially  affect,  the  registrant's   internal  control  over  financial reporting; and

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)  All  significant  deficiencies  and  material  weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely  affect the  registrant's  ability to record,  process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 10, 2008

/s/   Roger Mohlman
Roger Mohlman
Chief Executive Officer and Principal Accounting Officer

                                                                  EXHIBIT 32.1

Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C.  Section 1350,  as adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002,  the  undersigned,  Roger Mohlman,  the chief executive officer and principal accounting officer of American Water Star, Inc. (the "Company"),  hereby certifies that, to his knowledge:

(i)  the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2005, as filed with the Securities and Exchange  Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the  information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

Date: June 10, 2008

/s/    Roger Mohlman
Roger Mohlman
Chief Executive Officer and Principal Accounting Officer

Exhibit 21

American Water Star, Inc’s Subsidiaries

Name of Subsidiary	State of Incorporation
C.R.D. OF NEVADA, INC.
GEYSER VEVERAGES, INC.
NEW AGE PACKAGING, INC.
DELTA DISTRIBUTORS, INC.
HAWAIIAN TROPICALS, INC.
SUNSET BOTTLING, INC.
MID SOUTH DISTRIBUTING, INC.
TRAIL DUST DISTRIBUTING, INC.
O.C. BEVERAGE, INC.
ISLAND BEVERAGE, INC.
EXCALIBUR SALES, INC.
EXCALIBUR TRUCKING, INC.
ALL-STAR BEVERAGES, INC.
AMERICAN BEVERAGE & DISTRIBUTING, INC.
ALL-STAR BEVERAGE JAX, INC.
ALL-STAR BEVERAGES MISSISSIPPI, INC.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Water Star, Inc. and Subsidiaries as of December 31, 2007 and 2006 and  the results of its operations and cash flows for the  years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ E. Randall Gruber, CPA, PC

Lake Saint Louis, Missouri

March 2, 2008                                                       Member:  American Institute of Certified Public Accountants
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

See noted to consolidated financial statements

American Water Star, Inc.
Consolidated Statements of Discontinued Operations

	For the Years Ended
	December 31,
	2007	2006

Sales	$-	$35,589
Cost of sales	-	79,406

Gross profit	-	(43,817)

Expenses:
Depreciation and amortization	-	-
General and administrative expenses	243,000	2,000,647
General and administrative expenses - related party	483,000	-
Loss on disposal of disposal of discontinued operations	-	3,178,244

Total cost and expenses	726,000	5,178,891

Net operating (loss)	(726,000)	(5,222,708)

Other (expense):
Interest (expense)	-	(4,765)
Interest (expense) related party	-	-

Total other income (expense)	-	(4,765)

Net loss	(726,000)	(5,227,473)

Loss per share from continuing operations	$-	$-
Loss per share from discontinued operations	$(0.01)	$(0.04)
Total loss per share	$(0.01)	$(0.04)
Weighted average number of
common shares outstanding - basic and fully diluted	136,852,858	135,764,316

See noted to consolidated financial statements

American Water Star, Inc.
Consolidated Statements of Changes in Stockholders' Equity

				Unamortized	Stock
			Additional	cost of	Earned	Stock	Common		Total
	Common Stock		Paid-in	Shares Issued	for Services	Issuance	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	for Services	Not Issued	Obligation	Subscribed	(Deficit)	Equity

Balance, December 31, 2004	80,227,858	$8,023	$32,864,840	$(119,879)	72	-	$-	$(23,344,304)	$9,408,752

Warrants issued to Laurus for
convertible debenture			114,000						114,000

Common stock subscribed							10,000		10,000

Amortization of unearned services				1,171,820					1,171,820

Warrants issued for services			107,000						107,000

Common stock issued for services	12,516,667	1,251	2,686,739	(1,051,941)					1,636,049

Stock issuance obligation to CEO
to settle notes payable						1,700,000			1,700,000

Net loss for the year
ended December 31, 2005	-	-	-	-	-	-	-	(16,835,636)	(16,325,636)

Balance, December 31, 2005	92,744,525	$9,274	$35,772,579	$-	$72	$1,700,000	$10,000	$(40,179,940)	$(2,688,015)

Paid-in capital adjustment			1,912						1,912

Common stock issued for services	10,775,000	1,078	284,422						285,500

Common stock issued	33,333,333	3,333	1,696,667			(1,700,000)

Net loss for the year
ended December 31, 2006	-	-	-	-	-	-	-	(5,227,473)	(5,227,473)

Balance, December 31, 2006	136,852,858	13,685	37,755,580	-	72	-	10,000	(45,407,413)	(7,628,076)

Net loss for the year
ended December 31, 2007	-	-	-	-	-	-	-	(726,000)	(726,000)

Balance, December 31, 2007	136,852,858	$13,685	$37,755,580	$-	$72	$-	$10,000	$(46,133,413)	$(8,354,076)

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

A summary of stock options and warrants is as follows:

	Options	Weighted Average Price		Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	600,000		$.77	13,376,538		$.48
Granted	---		---	---		---
Cancelled	(600,000)		$(.77)	(13,376,538)		$(.48)
Exercised
Outstanding at December 31, 2007	---	$	---	---	$	---