Form 10KSB/A
period 2007-12-31
PRIME STAR GROUP INC
filed 2008-06-24
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 3

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

ITEM 8A.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

           The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

           The Company's management, with the participation of its chief executive officer who is also its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2007. Based on that evaluation, the Company's chief executive / financial concluded that, as of that date, the Company's disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed further below under Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting

           Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO who is also the company’s CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

           As of December 31, 2007, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007, as a result of the identification of the material weakness described below.

           A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

           Our management, including our chief executive officer who is also chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

           The Company's management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to close its books and records effectively at each reporting date, obtain the necessary information from operational departments to complete the work necessary to file its financial reports timely and failure to timely identify and remediate accounting errors.

           This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s  registered public  accounting firm pursuant to temporary rules of the  Securities Exchange Commission that permit  the company to provide only management’s report in this annual report.

Management's Remediation Plan

           Management determined that a material weakness existed due to a lack of an adequate number of personnel in the accounting department. Management is in the process of remediating the material weakness identified by hiring a sufficient number of resources to perform controls and to aid in the timeliness of the financial statement close process leading to the correct preparation, review, presentation of and disclosures in our consolidated statements. The Company has hired temporary contractors to help perform certain accounting functions, until management can employ a more permanent solution. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

           We believe that our disclosure controls and procedures, including our internal control over financial reporting, have improved since year-end due to the scrutiny of such matters by our management and a board of directors and the changes described above. We have hired certain resources in the accounting and finance departments and we will make additional changes in the future, as we deem necessary. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Summary Compensation Table

Long Term Compensation
			Annual Compensation		Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	LTIP payouts	All other compensation
Roger Mohlman Roger Mohlman (1) Chief Executive Officer and President	2007 2006 2005	$-0.00 $-0.00 $-0-	-0- -0- -0-	-0- -0- -0-	$-0- $-0- $-0-	$-0- $-0- $-0-	-0- -0- -0-	-0- -0- -0-

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

AMERICAN WATER STAR, INC.

Date: June 23, 2008	By:	/s/ Roger Mohlman
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

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in  this  report,  fairly  present  in all  material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

(c)  Evaluated the  effectiveness  of the registrant's  disclosure  controls and procedures  and  presented  in  this  report  our  conclusions   about  the effectiveness of the disclosure  controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the  registrant's  internal  control over financial  reporting that occurred during the registrant's most recent fiscal  quarter (the  registrant's  fourth fiscal quarter in the case of an annual report) that has  materially  affected,  or is reasonably  likely to materially  affect,  the  registrant's   internal  control  over  financial reporting; and

5 I have disclosed,  based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: June 23, 2008

/s/   Roger Mohlman
Roger Mohlman
Chief Executive Officer and Principal Accounting Officer

                                                                  EXHIBIT 32.1

Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350

In connection with the Annual Report of American Water Star, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2007 as filed with the Securiteis and Exchange Commission on the date hereof (the “Report”), I, Roger Mohlman, the chief executive officer and chief financial officer of the company hereby certify as of the date hereof, solely for purposes of 18 U.S.C.  Section 1350,  as adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002,  that, to the best of my knowledge:

(i)  the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2007, as filed with the Securities and Exchange  Commission on the date hereof (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)the  information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

Date: June 23, 2008

/s/    Roger Mohlman
Roger Mohlman
Chief Executive Officer and Principal Accounting Officer