Form 10QSB
period 2007-06-30
PRIME STAR GROUP INC
filed 2008-06-25
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Transitional Small Business Disclosure Format (check one):  Yes No X

INDEX

PART I
Financial Information
Page No.
Item 1. Financial Statements
Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006 (audited)	1
Statement of Operations for the three months and six months ended June 30, 2007 and 2006 (unaudited)	2
Statement of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)	3
Footnotes to the financial statements	4
Item 2. Management’s Discussion and Analysis or Plan or Operation	15
Item 3. Controls and Procedures	16
PART II Other Information
Item 1. Legal Proceedings	18
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information
Item 6. Exhibits

PART 1 – FINANCIAL INFORMATION

Item 1.                      Financial Statements

American Water Star, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash	$-	$-
	-	-
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	2,929,198	2,929,199
Accrued liabilities	161,857	161,857
Accrued compensation - chairman and majority stockholder	436,015	376,015
Advances from related parties	4,286,003	4,161,003
Total current liabilities	7,813,073	7,628,074

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares	-	-
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares	-	-
authorized, no shares issued
Common stock, $0.0001 par value, 150,000,000 shares
authorized,89,744,525 and 89,744,525 shares issued
and outstanding	8,974	8,974
Stock bought or for services not issued 720,000 and 720,000
shares	72	72
Common stock subscribed	10,000	10,000
Stock issuance obligation	1,700,000	1,700,000
Additional paid-in capital	35,264,792	35,264,791
Accumulated (deficit)	(44,796,911)	(44,611,911)
	(7,813,073)	(7,628,074)
	$-	$-

                                     See notes to consolidated and condensed financial statements

American Water Star, Inc.
Consolidated Statements of Discontinued Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Expenses:
Depreciation and amortization	-	-	-	-
General and administrative expenses	-	-	-	-
Loss on disposal of discontinued operations	-	-	-	-

Total cost and expenses	-	-	-	-

Net operating (loss)	-	-	-	-

Other (expense):
Interest (expense)	-	-	-	-
Interest (expense) related party	-	-	-	-

Total other income (expense)	-	-	-	-

Loss from continuing operations	-	-	-	-

DISCONTINUED OPERATIONS
Loss from discontinued operations	(185,000)	(278,250)	(370,000)	(4,763,973)

Net loss	(185,000)	(278,250)	(370,000)	(4,763,973)

Loss per share from continuing operations	$0.00	$0.00	$0.00	$0.00
Loss per share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.05)
Total loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.05)
Weighted average number of
common shares outstanding - basic
and fully diluted	89,744,525	89,744,525	89,744,525	89,744,525

See notes to consolidated and condensed financial statements.

American Water Star, Inc.
Consolidated Statements of Cash Flows From Discontinued Operations
(Unaudited)

	For the six months ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net loss from discontinued operations	$(370,000)	$(4,763,973)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	-	-
Loan fees - Amortization	-	-
Stock issued for services	-	285,500
Warrants issued to lender	-	-
Changes in operating assets and liabilities
Accounts receivable	-	33,129
Inventories	-	-
Deposits and other assets	-	-
Accounts payable and accrued expenses	120,000	1,556,476

Net cash used in operating activities	(250,000)	(2,888,868)

Cash flows used by investing activities
Purchase of equipment	$-	$-
Net cash (used) by investing activities	-	-

Cash flows from financing activities
Repayment of long-term debt	-	(164,692)
Advances from related parties	250,000	3,002,999
Net cash provided from financing activities	250,000	2,838,307

Net increase (decrease) in cash	-	(50,561)
Cash - beginning	-	50,561
Cash - ending	$-	$-

Supplemental disclosures:
Interest paid	$-	$503,069
Income taxes paid	$-	$-

Supplemental schedule of noncash investing and financing activities:

Long-term debt retired by foreclosure on property, plant
and equipment	$-	$6,932,351

Liabilities and accrued expenses assumed by related parties	-	2,829,715

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

3.  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended June 30, 2007 and 2006, the Company incurred losses from discontinued operations of $370,000 and $4,763,973, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

As further discussed in Notes 5 and  7, foreclosure proceedings were begun by the Company’s major lender, Laurus Master Fund, (“Laurus”) on all of the Company’s real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property.  On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale.   Pursuant to the Order of the Court, in the Superior Court of the State of Arizona in and for the County of Maricopa, following the Real Property and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.

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

4.           Related Party Transactions

At June 30, 2007 the Company has the following liabilities to its Chairman and major stockholder:

Accrued compensation	$ 496,015
Advances	4,411,003

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

	For the six months ending June 30,
	2007			2006
Revenues		$-0-		$35,589
Cost of goods sold		-0-		79,406
Gross profit		-0-		(43,817)
Expenses		370,000		4,720,156
Loss from operations	$	,	(370,000)	$(4,763,973)

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

On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale.  Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver’s Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: “On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale (“Real Property Sale”). Laurus purchased the real property sold at the Real Property Sale.” “On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale (“Personal Property Sale”). Laurus purchased the personal property sold at the Personal Property Sale.” “Following the Real Property Sale and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.” The loss of the assets included the loss of All Star Beverage, Inc., All Star Beverages Arizona, Inc., All Star Beverages Jax, Inc., All Star Beverages Mississippi, Inc., and Hawaiian Tropicals, Inc.  Substantially all of our assets were sold, which had a significant negative impact on our Results of Operations.    Our results of operations discussed for the six months ended June 30, 2007 are not indicative of future operations since during the fourth quarter of 2005 we substantially ceased all operations and lost all assets due to the foreclosure process by Laurus in the first quarter of 2006.

We incurred no revenues or expenses for either the six months ended June 30, 2007 or 2006.  Unless, we are able to make an acquisition with our stock or find a company with which to merge, we will not have revenue in the next reporting period or thereafter. We will, however, incur expenses to maintain our corporate estates and keep our Securities Act filings current.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at June 30, 2007 compared to December 31, 2006.

	June 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$0	$0	--	--

Current Liabilities	$7,998,073	$7,628,074	$369,999	4%

Working Capital (Deficit)	$(7,998.073)	$(7,628,074)	$(369,000)	4%

As of June 30, 2007, we had a working deficit of 7,998,073 compared to working deficit of 7,628,074 as of December 31, 2006, an increase of 369,000. As of June 30, 2007, we had no cash on hand, no assets and a working capital deficiency of $7,998,073.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended June 30, 2007 and 2006, the Company incurred losses from discontinued operations of $370,000 and $44,763,973, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the date of this filing, Roger Mohlman, our Chief Executive Officer and Principal Financial Officer, of evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15.  Based upon his evaluation, Mr. Mohlman concluded that as of June 30, 2007, our disclosure controls and procedures were not effective in timely alerting him to material information required to be included in our periodic Securities and Exchange Commission filings at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses, which have caused management to conclude that, as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

No new issuances of our common stock were completed during the six months ended June 30, 2007

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

AMERICAN WATER STAR, INC. (Registrant)

Date: January 6, 2008	By:	/s/ Roger Mohlman
Roger Mohlman
Chief Executive Officer, (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 31.1

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