Form 10QSB
period 2008-06-30
PRIME STAR GROUP INC
filed 2008-08-21
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32220

PRIME STAR GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0636498
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2580 Anthem Village Dr., Suite B1
Henderson, Nevada 89052
(Address of principal executive offices)

(702) 588-5965
(Issuer’s telephone number)

American Water Star, Inc.
(Former Name)

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

The number of shares of Common Stock, $0.001 par value, outstanding on June, 2008, was 1,368,529 shares.

Transitional Small Business Disclosure Format (check one):  Yes No ☒

PART 1 – FINANCIAL INFORMATION
Item 1.                     Financial Statements
Prime Star Group, Inc.
Consolidated Balance Sheets
	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash	$	$
Inventory	339,722	-
Total current assets	339,722	-

Machinery and equipment	1,133,846	-
Intangible assets	22,500	-

Total assets	1,496,068	-

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accruals	2,982,239	3,919,239
Accrued compensation - chairman and majority stockholder	136,015	616,015
Advances from related parties	306,255	3,818,822
Total current liabilities	3,424,509	8,354,076

Stockholders' equity
Preferred stock, $0.0001 par value, 25,000,000 shares	-	-
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares	-	-
authorized, no shares issued
Common stock, $0.0001 par value, 125,000,000 shares
authorized, 1,368,529 and 1,368,529 shares issued
and outstanding	137	137
Stock bought or for services not issued 720,000 and 720,000
shares	72	72
Common stock subscribed	10,000	10,000
Additional paid-in capital	44,299,763	37,769,128
Accumulated (deficit)	(46,238,413)	(46,133,413)
	(1,928,441)	(8,354,076)
	$1,496,068	$-

See notes to consolidated and condensed financial statements.

Prime Star Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008		2007

Sales	$-			$-	$-
Cost of sales	-			-	-

Gross profit	-			-	-

Expenses:
Depreciation and amortization	-			-	-
General and administrative expenses	-	125,000		45,000	250,000
General and administrative expenses -	-
related party	-	60,000		60,000	120,000
Loss due to impairment of equipment	-			-	-

Total cost and expenses	-	185,000		105,000	370,000

Net operating (loss)	-	(185,000)		(105,000)	(370,000)

Net loss	$-	$(185,000)		(105,000)	$(370,000)

Loss per share from continuing operations	$-	$-		$-	$-
Loss per share from discontinued operations	$0.00	$(0.14)		$(0.08)	$(0.27)
Total loss per share	$0.00	$(0.14)		$(0.08)	$(0.27)
Weighted average number of
common shares outstanding - basic
and fully diluted	1,368,529	1,368,529	#	1,368,529	1,368,529
See notes to consolidated and condensed financial statements.

Prime Star Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2008	2007

Net loss from operations	$(105,000)	$(370,000)

Adjustments to reconcile net income to net
cash provided by (used by) operations:
Changes in assets and liabilities:
Accounts payable and accrued expenses	45,000	-
Accrued expenses - Related parties	60,000	370,000

Net cash provided from operating activities	-	-

Net increase (decrease) in cash	-	-

Cash - beginning	-	-
Cash - ending	$-	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated and condensed financial statements.

1.  Significant Accounting Policies

Nature of Business

The Company was originally organized on June 1, 1999 as American Career Centers, Inc.  On April 2, 2002 we amended our Articles of Incorporation to change our name to American Water Star, Inc.  On April 11, 2008, the Company filed a Certificate of Amendment to  Articles of Incorporation with the Nevada Secretary of State.  The Amendment changed the Company’s name to Prime Star Group, Inc., reverse split the shares of the Company on a 1 for 100 basis, reauthorized the par value to $.0001 per share and increased the number of authorized shares to 125,000,000 common and 25,000,000 preferred shares.

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

In the opinion of management, the accompanying interim consolidated financial statements, prepared in accordance with the U.S. Securities and Exchange Commission’s instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full calendar year ending December 31, 2008.

3.   Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended June 30, 2008 and 2007, the Company incurred losses from discontinued operations of $185,000 and $370,000, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

As further discussed in Notes 5 and  7, foreclosure proceedings were begun by the Company’s major lender, Laurus Master Fund, (“Laurus”) on all of the Company’s real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property.  On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale.   Pursuant to the Order of the Court, in the Superior Court of the State of Arizona in and for the County of Maricopa, following the Real Property and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.

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

4.            Related Party Transactions

At June 30, 2007 the Company has the following liabilities to its Chairman and major stockholder:

Accrued compensation	$ 136,015
Advances	306,255

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

 On November 23, 2005, we received a Notice of Trustee’s Sale in which Laurus notified us that all real property interests, including all property and fixtures described under the Deed of Trust, Assignment of Rents. Security Agreement and Fixture Filing executed by us and recorded on July 28, 2005 in the Official Records of Maricopa County, Arizona would be sold to the highest bidder on March 2, 2006 ..

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

7.  New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements .” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 .” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Company’s financial statements.

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

We had no revenues for either the three months or six months ended June  30, 2008 and 2007.

For the three months ended June 30, 2008, we incurred no expenses.  This compares with general and administrative expenses of $125,000 and related party expenses of $60,000 for the corresponding  period of the prior year.  As a result of the foregoing, the company had no income or loss for the three months ended June 30, 2008, compared to a net loss of $185,000 or $.14 per share for the three months ended June 30, 2007.

For the six month ended June 30, 2008 we incurred $45,000 of general and administrative expenses and $60,000 of related party expenses.  This compares with general and administrative expenses of $250,000 and related party expenses of $120,000 for the corresponding  period of the prior year.  As a result of the foregoing, the Company incurred a net loss of $105,000 or  $.08 per share for the six months ended June 30, 2008 compared to a net loss of $370,000 or $.27 per share for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at June 30, 2008 compared to December 31, 2007.

	June 30, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$0	$0	$0	No change

Current Liabilities	$3,424,509	$8,354,076	($4,929,567)	(69%)

Working Capital (Deficit)	$(3,424,509)	$(8,354,076)	$(4,929,567)	(69%)

As of June 30, 2008, we had a working deficit of $3,424,509 compared to working deficit of $8,354,076 as of December 31, 2007, an decrease of $4,929,567.  As of June 30, 2008, we had no cash on hand, no assets and a working capital deficiency of $3,424,509.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended June 30, 2008 and 2007, the Company incurred losses from discontinued operations of $105,000 and $185,000, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.
We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles as demonstrated by significant adjustments to our financial statements identified by our independent registered accounting firm in the preparation of this quarterly report. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-KSB for the year ended December 31, 2005 and our Forms 10-QSB for the three months ended March 31, 2006, the six months ended June 30, 2006 and the nine months ended September 30, 2006, or the Form 10-KSB for year ended December 31, 2006, or the Form 10-QSB for the three months ended March 31, 2007 or the six month ended June 30, 2007 or the form 10-KSB for year ended December 31, 2007, quarter ended March 31, 2008 and quarter ended June 30, 2008.  Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

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

No new issuances of our common stock were completed during the three months ended June 30, 2008.

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

None for this quarter.

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

PRIME STAR GROUP, INC. (Registrant)

Date: May 19, 2008	By:	/s/ Roger Mohlman
Roger Mohlman
Chief Executive Officer
Principal Financial Officer and Principal Accounting Officer

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

Date:           August, 2008

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
   August 19, 2008