Form 10-Q/A
period 2008-11-21
PRIME STAR GROUP INC
filed 2008-12-03
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32220

PRIME STAR GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0636498
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

650 Oakmont Avenue, Unit 2110
Las Vegas NV 89109
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

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2008, was 1,368,529 shares.

Transitional Small Business Disclosure Format (check one):  Yes No x

PART 1 – FINANCIAL INFORMATION
Item 1.                     Financial Statements
Prime Star Group, Inc.
Consolidated Balance Sheets
	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash	$	$
Inventory	339,722	-
Total current assets	339,722	-

Machinery and equipment	1,133,846	-
Intangible assets	22,500	-

Total assets	1,496,068	-

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accruals	2,982,239	3,919,239
Accrued compensation - chairman and majority stockholder	136,015	616,015
Advances from related parties	306,255	3,818,822
Total current liabilities	3,424,509	8,354,076

Stockholders' equity
Preferred stock, $0.0001 par value, 25,000,000 shares	-	-
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares	-	-
authorized, no shares issued
Common stock, $0.0001 par value, 125,000,000 shares
authorized, 1,368,529 and 1,368,529 shares issued
and outstanding	137	137
Stock bought or for services not issued 720,000 and 720,000
shares	72	72
Common stock subscribed	10,000	10,000
Additional paid-in capital	44,299,763	37,769,128
Accumulated (deficit)	(46,238,413)	(46,133,413)
	(1,928,441)	(8,354,076)
	$1,496,068	$-

See notes to consolidated and condensed financial statements.

Prime Star Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2008		2007	2008	2007

Sales	$-			$-		$-
Cost of sales	-			-		-

Gross profit	-			-		-

Expenses:
Depreciation and amortization	-			-		-
General and administrative expenses	-			45,000
General and administrative expenses -	-
related party	-			60,000
Loss due to impairment of equipment	-			-		-

Total cost and expenses	-			105,000

Net operating (loss)	-			(105,000)
DISCONTINUED OPERATIONS Loss from Discontinued Operations			(185,000)			(555,000)
Net loss	$-		$(185,000)	(105,000)		$(555,000)

Loss per share from continuing operations	$-	$			$
Loss per share from discontinued operations	$0.00			$(0.08)		$(0.01)
Total loss per share	$0.00			$(0.08)		$(0.01)
Weighted average number of
common shares outstanding - basic
and fully diluted	1,368,529		89,744,525.00	1,368,529		89,744.525
See notes to consolidated and condensed financial statements.

Prime Star Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2008	2007

Net loss from operations	$(105,000)	$(555,000)

Adjustments to reconcile net income to net
cash provided by (used by) operations:
Changes in assets and liabilities:
Accounts payable and accrued expenses	45,000	-
Accrued expenses - Related parties	60,000	180,000
		(375,000)
Net cash provided from operating activities	-	-

Cash Flows from financing activities Net increase (decrease) in cash	-	375,000

Cash - beginning	-	-
Cash - ending	$-	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated and condensed financial statements.

1.  Significant Accounting Policies

Nature of Business

The Company was originally organized on June 1, 1999 as American Career Centers, Inc.  On April 2, 2002 we amended our Articles of Incorporation to change our name to American Water Star, Inc.  On April 11, 2008, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State.  The Amendment changed the Company’s name to Prime Star Group, Inc.; reverse split the shares of the Company on a 1 for 100 basis, reauthorized the par value to $.0001 per share and increased the number of authorized shares to 125,000,000 common and 25,000,000 preferred shares.

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

3.   Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended September 30, 2008 and 2007, the Company incurred losses from discontinued operations of $185,000 and $550,000, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

As further discussed in Notes 5 and 7, foreclosure proceedings were begun by the Company’s major lender, Laurus Master Fund, (“Laurus”) on all of the Company’s real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property.  On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale.   Pursuant to the Order of the Court, in the Superior Court of the State of Arizona in and for the County of Maricopa, following the Real Property and the Personal Property Sale, substantially all of the Company’s assets have been sold to Laurus.

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

The Note had a term of three years and accrued interest at the prime rate plus 3% per year.  All of our assets serve as security for this Note.  Interest on the principal amount was payable monthly, in arrears, on the first business day of each calendar month commencing December 1, 2004.  In addition, effective February 1, 2005, we were required to make monthly principal payments in the amount of $151,515 per month, continuing until the maturity date.  Under the terms of the Note, the monthly interest payment and the monthly principal payment are payable either in cash at 102% of the respective monthly amortization amount, or, if certain criteria are met, in shares of our common stock.  The principal criteria for the monthly payments to be made in shares of our common stock include:

·	the effectiveness of a current registration statement covering the shares of our common stock into which the principal and interest under the note are convertible;
·	an average closing price of our common stock for the previous five trading days greater than or equal to 110% of the fixed conversion price; and

·	the amount of such conversion not exceeding 25% of the aggregate dollar-trading volume of our common stock for the previous 22 trading days.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

·	Our current deficiency in working capital;

·	Our ability to comply with SEC reporting requirements;

·	Loss of our real and personal property as a result of foreclosure or sale of our assets by receiver;

·	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

·	Loss of customers or sales weakness;

·	Our ability to collect accounts receivable;

·	Inability to achieve future sales levels or other operating results; and

·	The unavailability of funds for capital expenditures.

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

OVERVIEW AND OUTLOOK

Prime Star Group, Inc. (formerly American Water Star, Inc.) was started as a company which developed, marketed, sold, and distributed bottled water with four branded beverages: Hawaiian Tropic, Geyser Fruit, Geyser Sport, and Geyser Fruta. The products were orientated to the health conscious consumer looking for an alternative to products containing high sugar and caffeine levels. Our customers included single and multi-store retail operations, governmental agencies, and distributors who in turn sell to retail stores, convenience stores, schools and other outlets.   In addition, we branched into the private label and co-packing industries in the fourth quarter of 2004.

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

We had no revenues for either the three months or nine months ended September 30, 2008 and 2007.

For the nine months ended September 30, 2008, we incurred no expenses.  This compares with general and administrative expenses of $125,000 and related party expenses of $60,000 for the corresponding period of the prior year.  As a result of the foregoing, the company had no income or loss for the three months ended September 30, 2008, compared to a net loss of $185,000 or $.14 per share for the three months ended September 30, 2007.

For the nine month ended September 30, 2008 we incurred $45,000 of general and administrative expenses and $60,000 of related party expenses.  This compares with general and administrative expenses of $250,000 and related party expenses of $120,000 for the corresponding period of the prior year.  As a result of the foregoing, the Company incurred a net loss of $105,000 or $.08 per share for the nine months ended September 30, 2008 compared to a net loss of $370,000 or $.27 per share for the nine months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at September 30, 2008 compared to December 31, 2007.

	September 30, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$0	$0	$0	No change

Current Liabilities	$3,424,509	$8,354,076	($4,929,567)	(69%)

Working Capital (Deficit)	$(3,424,509)	$(8,354,076)	$(4,929,567)	(69%)

As of September 30, 2008, we had a working deficit of $3,424,509 compared to working deficit of $8,354,076 as of December 31, 2007, an decrease of $4,929,567.  As of September 30, 2008, we had no cash on hand, no assets and a working capital deficiency of $3,424,509.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended September 30, 2008 and 2007, the Company incurred losses from discontinued operations of $105,000 and $550,000, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                                                             18

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

No new issuances of our common stock were completed during the three months ended September 30, 2008.

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

Item 4.                             Submission of Matters to a Vote of Security Holders

None for this quarter.

Item 5.                             Other Information

None.

                                                                   19

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

PRIME STAR GROUP, INC. (Registrant)

Date: November 17, 2008	By:	/s/ Roger Mohlman
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
 Date:           November 17, 2008
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
   November 17, 2008

                                                                    23