Form 10-K
period 2008-12-31
PRIME STAR GROUP INC
filed 2009-04-16
CIK 1041580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

                        Commission file number 001-32220
                                               ---------


                             PRIME STAR GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

                         Nevada                              87-0636498
            (State or other jurisdiction of               (I.R.S. Employer
             incorporation or organization)             Identification No.)

                 650 Oakmont Unit 2110, Las Vegas, Nevada 89109
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (702) 497-0736

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any amendment to this Form 10-k. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]       Accelerated filer [ ]
Non-accelerated filer [ ]         Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company. [ ] Yes [x] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 13, 2009 was approximately $373,076.

The registrant had 1,716,678 shares of common stock and 0 shares of preferred stock outstanding as of April 9, 2009.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                             Page
                                                                                                            --------

PART I
------

ITEM 1       BUSINESS                                                                                             1
------       --------

ITEM 1A      RISK FACTORS                                                                                         5
-------      ------------

ITEM 1B      UNRESOLVED STAFF COMMENTS                                                                            5
-------      -------------------------

ITEM 2       PROPERTIES                                                                                           5
------       ----------

ITEM 3       LEGAL PROCEEDINGS                                                                                    5
------       -----------------

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  6
------       ---------------------------------------------------

PART II
-------

ITEM 5       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES      6
------       -----------------------------------------------------------------------------------------------

ITEM 6       SELECTED FINANCIAL DATA                                                                              9
------       -----------------------

ITEM 7       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9
------       -------------------------------------------------------------------------------------

ITEM 7A      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                          17
-------      ----------------------------------------------------------

ITEM 8       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                         18
------       -------------------------------------------

ITEM 9       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                33
------       ------------------------------------------------------------------------------------

ITEM 9A      CONTROLS AND PROCEDURES                                                                             33
-------      -----------------------


ITEM 9B      OTHER INFORMATION                                                                                   34
-------      -----------------

PART III
--------

ITEM 10      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE                                             35
-------      -------------------------------------------------------

ITEM 11      EXECUTIVE COMPENSATION                                                                              36
-------      ----------------------

ITEM 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS      37
-------      ----------------------------------------------------------------------------------------------

ITEM 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE                           37
-------      -------------------------------------------------------------------------

ITEM 14      PRINCIPAL ACCOUNTING FEES AND SERVICES                                                              37
-------      --------------------------------------

PART IV
-------

ITEM 15      EXHIBITS, FINANCIAL STATEMENT SCHEDULES                                                             38
-------      ---------------------------------------

SIGNATURES                                                                                                       39
----------

CERTIFICATIONS                                                                                                   40
--------------

PART I

ITEM 1.          BUSINESS

Business Development

Prime Star Group, Inc. (formerly American Water Star Inc) was incorporated as American Career Centers, Inc., in the State of Nevada on June 15, 1999. The purpose of the company was to serve as a holding company for the acquisition of information technology career training centers and related businesses. Effective December 3, 1999, American Water Star acquired 100% of the outstanding shares of Tunlaw Capital Corporation, a publicly-held reporting company, in exchange for an aggregate of 200,000 shares of common stock, with Tunlaw becoming a wholly-owned subsidiary. With the completion of this acquisition, American Water Star became the successor issuer to Tunlaw, and retained public company reporting status under the Exchange Act. Tunlaw has had no operations to date and is inactive.

On April 2, 2002, we authorized the amendment to American Career Centers, Inc.'s Articles of Incorporation to change its name to American Water Star, Inc., to reflect the significant change in our character and strategic focus relating to our water bottling and distribution business. Subsequent to our name change we pursued the acquisition of Water Star Bottling, Inc. as the basis of our new business plan. We later voided the acquisition and have since filed an involuntary bankruptcy petition against Water Star Bottling. On April 11, 2009 American Water Star, Inc. amended its name to Prime Star Group, Inc.

Acquisition of New Age Packaging, Inc.
--------------------------------------

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

All of the original equipment owned by New Age was designed to be used in the production of bottled beverages; accordingly, it was transferred as a dividend to American Water Star in early 2003. In December of 2003, our Board of Directors declared a dividend to stockholders of record as of March 15, 2004, in the form of all of the common stock of New Age. Due to American Water Star's issues with its loans with Laurus Master Fund and the delisting of our securities from the American Stock Exchange, we have not been able to effectuate the distribution of the NAP shares. We still believe the anticipated business model for NAP is not compatible with our current operations and we believe that the divestiture will have little impact on our future operations.

Acquisition of All-Star Beverages, Inc.
---------------------------------------

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

As a result of the All-Star and New Age acquisitions, the former stockholders of All-Star and New Age became the controlling stockholders of Prime Star Group.

Acquisition of Colorado River Distributors ("C.R.D."), Nevada Division:
----------------------------------------------------------------------

During the first quarter of 2005, we entered into an agreement to purchase from Colorado River Distributors, LLC, the distribution rights of their Nevada Division. In addition to purchasing the distribution rights, we purchased the existing inventory of their Nevada Division. Colorado River Distributors has distributing agreements for the paper products of Arrowhead Water, Coca Cola, Gatorade, and Tropicana. Upon this acquisition, we established a new subsidiary; C.R.D. of Nevada, in which we incorporated the operations of Colorado River Distributors' Nevada Division and consolidated the business with our operations in Las Vegas, Nevada.

Additional Subsidiaries of PRIME STAR GROUP, INC..
-------------------------------------------------

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



      Name of Subsidiary           Date of Incorporation          Operating Status
---------------------------------------------------------------------------------------

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

Description of Business

Prime Star Group was started as a company that developed, marketed, sold, and distributed bottled water with four branded beverages: Hawaiian Tropic, Geyser Fruit, Geyser Sport, and Geyser Fruta. The products were orientated to the health conscious consumer looking for an alternative to products containing high sugar and caffeine levels. Our customers included single and multi-store retail operations, governmental agencies, and distributors who in turn sell to retail stores, convenience stores, schools and other outlets. In addition, we branched into the private label and co-packing industries in the fourth quarter of 2004.

We initially sold our products exclusively through distributors who then supplied our products to retailers. Although we continued to use distributors, we also expanded our sales effort through sales directly to retailers. As of December 31, 2005, we sold through distributors and directly to customers.

We hope the private label and co-packaging of beverages for other corporations allows us to avoid costly marketing expenses that would otherwise be associated with brand development, launch, and continuing promotions.


Business Plan

Our Company objective is to market a new flexible pouch packaging in the ready to drink adult beverage market as well as with our popular Geyser flavored waters. This flexible packaging will also extend into related beverage markets. PSGI is now prepared to begin operations in its target segment of the adult beverage (liquor and related) industry, and reestablish their customer base with their Geyser flavored waters.
The multi-billion dollar liquor industry has companies with a long history of success and established market share. PSGI does not intend to compete with those companies or their conventional packaging methods. The Company will enter this profitable marketplace with a line of exciting new products and with a new and very unique packaging concept. We will target the high-end market with our own quality line of distilled spirits alone and with the unique and proprietary soft pouch is a key element in PSGI's corporate strategy, product line and global sales and marketing plan for our mixed drinks. This packaging style is embodied in one of PSGI's customers sales slogans, "It's In The Bag."

The Industry


Pouch Packaging


According to Freedonia Group's Projections , the pouch market will be 6.5 billion inthe U.S. alone by 2010. The global market is estimated to be 21.8 billion in 2005.

If anyone had predicted in 1981 that Kraft's new foil pouch containing all natural Capri Sun(TM) Juice would begin a packaging revolution others would surely have jumped on the pouch bandwagon.

A range of factors will contribute to the huge proliferation of this packaging format. These include; convenience features, market differentiation, shelf-appeal, price-appeal, increase in the number of new products and faster inventory turns.

Marketing and Distribution

The Bartender's Choice(TM) product line will initially launch with:

                               o    Classic Margaritas
                               o    Strawberry Margaritas
                               o    Mojitos

The drinks will be packaged individually in a 200ml (6.78 oz) flexible pouch with a Bartender's Choice Logo along with the flavor and type of beverage seductively displayed.

The individual servings will then be packaged in 10 serving Party Pack for club stores and super markets and sold individually at convenience stores as well.

There are a myriad of bottles and jugs that contain liquor, and mixed drinks. There are bottles of mixes only, liquor only, and mixed drinks. The manufacturers, shippers, distributors and retailers of these products share a common situation...how to improve profit, expand and retain market share. Bottles, glass or plastic, have physical characteristics that define the amount that can be shipped and displayed in a given space. The PSGI `pouch', or soft bag, developed and protected by trade secrets is a 200 ml container for individual ready to drink adult beverages. It consists of several layers of clear film, one with the artwork, consumer and branding information. The pouch comes with a drinking straw that is also used to pierce the pouch (anywhere on the pouch), and drink from it. The film "seals" around the straw so there is no leakage. A single pouch can be consumed just as it comes by the purchaser, served as a `perfect mixed drink every time' NO BARTENDER NEEDED(TM). It can also be poured into other containers such as the typical drink glass in a club, bar, casino, home or elsewhere for those who do not wish to present or consume the adult beverage from the pouch itself using the provided straw.

Since alcohol does not freeze, but does become very cold, we've created a formula that allows the drink to become slushy. The Bartender's Choice pouch placed in a tub of ice, a store, home or airline freezer becomes a self-contained, individually chilled adult beverage drink waiting to be consumed. The additional upside of the pouch for the end user is that the product is not spoiled if not used or completely consumed. The consumer can just place the pouch back in the freezer and use when desired. It does not require typical "shelf-space" to be seen and purchased and, therefore, does not necessarily have to displace the shelf space other mixed drinks or liquor that may be available in bottles or cans nor force Bartender's Choice(TM) to compete with `giants' in the industry for that very expensive shelf space. The soft Bartender's Choice(TM) pouches can be stored and/or displayed in many ways and places, such as in large tubs, with or without ice and other trade secret methods of placement.

A typical Bartender's Choice(TM) Margarita drink placed in a freezer turned to slush within 45 minutes. When left out at room temperature, it remained slushy for one hour and 20 minutes and stayed completely cold for an additional 20 minutes. Since no ice is used, the drink does not lose any flavor while the typical margarita does when the ice melts.

Private Label

PSGI will also offer their cost effective and consumer pouch for other manufactured brands in the market that want to take advantage of the trend of adult beverages packaged in pouches. It is an opportunity for establishments to put their name as the brand on the product. PSGI does not believe that this will pose any type of competitive threats to PSGI's own brands because it is a controlled environment and we will know their strategies and limited distribution. More of the same packaging type increases growth in our sector and does nothing but help PSGI.

Competition

As of this date, PSGI has no real direct competition to its packaging of adult spirit based beverage in a pouch. Due to the efficiency and low cost manufacturing of the pouch, PSGI's management believes that it will take a minimum of two years to compete with PSGI in terms of quality and price.

Intellectual Property

We manufacture, promote and sell our Bartender's Choice(TM) under our trademark-protected brand,. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed as long as the trademarks are in use.

Employees

As of the date of this Report, has no full-time paid employees. We retain independent contractors as needed. None of our employees are represented by labor unions and we believe that our employee relations are satisfactory.

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          PROPERTIES

We do not own any real property. Our principal executive offices are located at 650 Oakmont Unit 2110, Las Vegas NV 89109 where we are leasing approximately 2,000 square feet under an agreement that commenced in August 2007 and expires in July 2011.


ITEM 3.          LEGAL PROCEEDINGS

On November 4, 2005, Laurus notified us that certain defaults had occurred in the Securities Purchase Agreement, including our failure to make interest payments on September 1, 2005, October 1, 2005 and November 1, 2005. In addition, we had failed to make principal and interest payments due to Laurus on August 1, 2005, September 1, 2005, October 1, 2005 and November 1, 2005. Based upon the occurrence and continuance of these defaults, Laurus notified us that they had accelerated the amounts due under the obligations, demanding payment in full on November 7, 2005 in the amount of $6,694,875. In the event the payment amount was not received by Laurus, foreclosure proceedings covered by the Deed of Trust would begin.

Subsequent to November 7, 2005, foreclosure proceedings were begun on all of our real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver's Final Report; (ii) Discharging Receiver; and (iii) Dismissing Case. Further, the Order of the Court stated as follows: "On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale ("Real Property Sale"). Laurus purchased the real property sold at the Real Property Sale." "On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale ("Personal Property Sale"). Laurus purchased the personal property sold at the Personal Property Sale." "Following the Real Property Sale and the Personal Property Sale, substantially all of the Company's assets have been sold to Laurus." The loss of the assets included the loss of All Star Beverage, Inc., All Star Beverages Arizona, Inc., All Star Beverages Jax, Inc., All Star Beverages Mississippi, Inc., and Hawaiian Tropicals, Inc.

On April 4, 2004 Michiana Dairy Processors, LLC filed a complaint against
Star Beverages, Inc. (sic) in circuit court in Lake County Indiana, cause number 45C01-0404-PL-00085 which was subsequently amended to included American Water Star, Inc. (now Prime Star Group, Inc.) and its subsidiary entities, All Star Beverages, Inc., All Star Beverages of Arizona, Inc., Geyser Beverages, Inc., Hawaian Tropicals, Inc., on March 3, 2009 this case was removed to the Federal Court of Northern Indiana, Hammond Division and is awaiting for a ruling on Motion to Transfer Venue. PSGI intends to defend itself against this frivolous lawsuit. PSGI believes Michiana Dairy, LLC perpetrated a fraud by not having the authority to enter into a contract, since it was not licensed to bottle water or other beverage products in the State of Indiana.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2008.
                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted under the symbol "PSGI" on the over-the-counter ("OTC") Bulletin Board quotation system as of February 2009. In June of 2004, our common stock was approved for listing and trading on the American Stock Exchange under the symbol "AMW." Prior to being listed on the American Stock Exchange, our common stock was quoted on the OTC Bulletin Board under the symbol "AMWS." Our common stock began being quoted on the OTC Bulletin Board in December 2000.

On June 18, 2004 we were listed on the American Stock Exchange and therefore the second quarter includes OTC Bulletin Board high and low bid prices from April 1, 2004 to June 17, 2004 and American Stock Exchange sales prices from June 18, 2004 to June 30, 2004. The third quarter of 2004 lists only the high and low sales prices as reported by the American Stock Exchange.

On November 23, 2005, we received a letter from the American Stock Exchange ("AMEX") notifying us we were not in compliance with Sections 134, 1003(a)(iv), and 1101 of AMEX's Company Guide. Pursuant to AMEX's letter we were required to submit two plans, one by December 9 and the second one by December 23, 2005, advising AMEX on the action we planned to take to become compliant by January 5, 2006 and February 23, 2006. On January 11, 2006, we received notice from AMEX that we continued to not be in compliance with their continued listing standards and that are securities were subject to delisting. As a result of being delisted from AMEX we are unable to locate historical quotes for that time period.


            PERIOD                                       HIGH                                      LOW
2008
--------------------------------
First Quarter                                           $6.00                                     $0.01
Second Quarter                                          $1.00                                     $0.01
Third Quarter                                           $1.00                                     $0.06
Fourth Quarter                                           $0.1                                    $0.001




            PERIOD                                       HIGH                                       LOW
2007
--------------------------------
First Quarter                                            $0.02                                     $0.01
Second Quarter                                           $0.02                                     $0.01
Third Quarter                                            $0.02                                     $0.01
Fourth Quarter                                           $0.01                                     $0.01


Holders of Common Stock
As of December 31, 2008, we had approximately 652 stockholders of record of the 1,716,678 shares of common stock outstanding.


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


Equity Compensation Plan Information

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

-------------------------------  --------------------  --------------------  -------------------
                                                                              Number of shares
                                                                                  remaining
                                        Number                                  available for
                                   of shares to be                             future issuance
                                     issued upon        Weighted-average        under equity
                                     exercise of        exercise price of     compensation plans
                                     outstanding           outstanding        (excluding shares
                                  options, warrants     options, warrants       reflected in
                                      and rights            and rights           column (a))
Plan Category                            (a)                   (b)                   (c)
-------------------------------  --------------------  --------------------  -------------------

Equity compensation plans
 approved by stockholders                           0                 $0.00                    0

Equity compensation plans not
 approved by stockholders                 600,000 (1)                 $0.77           12,111,140
-------------------------------  --------------------  --------------------  -------------------

Total                                         600,000                 $0.77           12,111,140
-------------------------------  ====================  ====================  ===================

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


Subsequent Issuances
--------------------


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

ITEM 6.           SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Summary of Business

Prime Star Group, Inc. (fka American Water Star) was started as a company which developed, marketed, sold, and distributed bottled water with four branded beverages: Hawaiian Tropic, Geyser Fruit, Geyser Sport, and Geyser Fruta. The products were orientated to the health conscious consumer looking for an alternative to products containing high sugar and caffeine levels. Our customers included single and multi-store retail operations, governmental agencies, and distributors who in turn sell to retail stores, convenience stores, schools and other outlets. In addition, we branched into the private label and co-packing industries in the fourth quarter of 2004.

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

During the third quarter of 2005, we entered into a "Forbearance Agreement" with Laurus Master Fund ("Laurus") as a result of having previously defaulted on our initial agreements with Laurus dated as of October 2004. Pursuant to the Forbearance Agreement, Laurus agreed to forbear taking action on our existing defaults until October 26, 2007, provided that we did not default under the new Forbearance Agreement. In consideration for the Forbearance Agreement, we issued a Secured Convertible Term Note in the principal amount of $1,286,098.61, which represented the aggregate accrued interest and fees owed to Laurus as of July 31, 2005.

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

SUBSEQUENT EVENTS

On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, on or about April 3, 2006, the Superior Court of the State of Arizona in and for the County of Maricopa approved an order (i) Approving Receiver's Final Report; (ii) Discharging Receiver; and
(iii) Dismissing Case. Further, the Order of the Court stated as follows: "On March 2, 2006, all of the real property of the Receivership Property was sold through a foreclosure sale ("Real Property Sale"). Laurus purchased the real property sold at the Real Property Sale." "On March 23, 2006, all of the personal property of the Receivership Property was sold through a UCC sale ("Personal Property Sale"). Laurus purchased the personal property sold at the Personal Property Sale." "Following the Real Property Sale and the Personal Property Sale, substantially all of the Company's assets have been sold to Laurus." The loss of the assets included the loss of the ownership of five of our subsidiaries; All Star Beverage, Inc., All Star Beverages Arizona, Inc., All Star Beverages Jax, Inc., All Star Beverages Mississippi, Inc., and Hawaiian Tropicals, Inc. Substantially all of our assets were sold, which had a significant negative impact on our Results of Operations.


Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States., which require us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies (more fully described in notes to the financial statements), the following are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty.


Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We review our estimates on an on-going basis, including those related to sales allowances, the allowance for doubtful accounts, inventories and related reserves, long-lived assets, income taxes, litigation and stock-based compensation. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Revenue is recognized when products are delivered to the customer which occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete based on the criteria listed above. As of December 31, 2008 and 2007, we did not have any revenues that were required to be deferred. Management provides for sales returns and allowances in the same period as the related revenues are recognized. Management bases their estimates on historical experience or the specific identification of an event necessitating a reserve.

In accordance with Emerging Issue Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer," slotting fees, buy downs, cooperative advertising and other reductions and incentives given by us to our customers are included as a reduction of revenue, rather than as a cost of goods sold.

Slotting fees paid to a customer are generally amortized over the life of the slotting agreement which is typically one year and included as reduction of revenues.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment." SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense, generally over the service period. The fair value of stock options is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different and our results of operations could be materially impacted.

Accounting for Non-Employee Stock-Based Compensation

We measure compensation expense for non-employee stock-based compensation in accordance with EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of the option issued or expected to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. In the case of the issuance of stock options, we determine the fair value using the Black-Scholes option pricing model. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Modifications to Convertible Debt

We account for modifications of embedded conversion features ("ECF") in accordance with EITF 06-6 "Debtors Accounting for a Modification (or exchange) of Convertible Debt Instruments." EITF 06-6 requires the modification of a convertible debt instrument that changes the fair value of an ECF be recorded as a debt discount and amortized to interest expense over the remaining life of the debt. If modification is considered a substantial (i.e., greater than 10% of the carrying value of the debt), an extinguishment of the debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

Derivative Financial Instruments

Derivative financial instruments, as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g., interest rate, security price or other variable), that require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have convertible debt with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by SFAS 133, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in its financial statements.

We estimate the fair values of our derivative financial instruments using the Black-Scholes option valuation model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our operating results will reflect the volatility in these estimate and assumption changes.

Equity Instruments Issued with Registration Rights Agreement

We account for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, "Accounting for Contingencies" as required by FASB Staff Positions FSP EITF 00-19-2 "Accounting for Registration Payment Arrangements," which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115," ("SFAS No. 159"). This standard permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, an entity would report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. We adopted the standard as of January 1, 2008 but did not have any of its eligible financial assets and liabilities under the guidance of this standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," or ("SFAS No. 141(R)"). SFAS 141(R) expands the definitions of a business and a business combination and requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. Upon the Company's adoption of SFAS 141(R), any subsequent changes to the Company's acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of acquisition date of the associated business combination. Rather, those changes will typically be recognized as an adjustment to income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement to have a significant impact on its current financial statements, although it is likely to have a significant effect on reporting of any acquisitions completed after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51," ("SFAS No. 160"). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent's equity. SFAS No. 160 requires that changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly to equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS No. 160 requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, including interim periods within those fiscal years. We do not expect SFAS No. 160 will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133". SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. We do not expect the adoption of SFAS No. 161 to have a significant impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for us in the fiscal year beginning September 30, 2009. We do not expect the impact of the adoption of FSP 142-3 to impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS will become effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not expect the adoption of SFAS No. 162 to have a significant impact on our consolidated financial statements.

Results of Operations for the Fiscal Year Ended December 31, 2008 and 2007

Sales

We had no revenues for the year ended December 31, 2008. For the year ended December 31, 2007 we had no revenues. For the year ended December 31, 2008 our general and administrative expenses totaled $617,826 a decrease of $108,174 from the $726,000 for the year ended December 31, 2007.


Liquidity and Capital Resources

As of December 31, 2008, the company had no cash and a deficit in working capital of $8,949,402 compared to no cash and a deficit in working capital of $8,354,076 as of December 31, 2007.

Cash used in operating activities totaled $377,826 for the year-ended December 31, 2008. The 2008 amounts represent on the loss of $617,826 which was partially offset by an increase in accounts payable and accrued expenses of $240,000.

Cash flows from financing activities totaled $377,826 for the year ended December 31, 2008 compared to $243,000 for the year ended December 31, 2007. The $377,826 for 2008 consisted entirely of advances from related parties. The 2007 amount consisted of a $243,000 advance from a related party.


There were no investing activities in either period. Although the company has no cash and a deficit in working capital it believes that it will be able to raise funds for its operations or find a company to acquire with its stock or with which to merge.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. impacted by lower net selling prices were attributable to sales to a membership warehouse retailer and distributors and $125,000 in inventory reserves resulting from expiring product. During the 2007 period, a higher portion of sales were to retailers.

Selling and Marketing Expenses

We did not have any selling and marketing expenses in 2008 or 2007.

General and Administrative Expenses

General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses increased to $377,826 during the 2008 period from $243,000 in same period in 2007. The change from the 2008 period was attributable to professional fees in the 2008 period.

Cash Flows

The following table sets forth our cash flows for the year ended December 31:

                                       2008             2007            Change
                                  ---------------- ---------------- ----------------

  Discontinued activities         $      (617,826) $      (726,000) $       108,174

  Adjustments to reconcile net
  Loss to net cash used in
  Operating activities                     22,500                -          (22,500)

  Financing activities                          -          243,000         (243,000)
                                  ---------------- ---------------- ----------------

  Change                          $      (595,326) $      (483,000) $     (112,326)
                                  ================ ================ ================

Operating Activities

Operating cash flows for the 2008 period reflects our net loss of $617,826. Operating cash flows during 2007 reflect our net loss of $726,000.

Investing Activities

We had no investing activities in 2007 or 2008.

Financing Activities

We had no financing activities in 2007 or 2008.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.



ITEM 8.  FINANCIAL STATEMENTS

                                                                                                          Page No.
                                                                                                          ----------
Audited Financial Statements for PSGI

Report of Independent Registered Public Accounting Firm                                                          19
-------------------------------------------------------

Balance Sheets as of December 31, 2008 and 2007                                                                  20
-----------------------------------------------

Statements of Operations for the Years Ended December 31, 2008 and 2007                                          21
-----------------------------------------------------------------------

Statements of Shareholders' Equity for the Years Ended December 31, 2008 and 2007                                22
---------------------------------------------------------------------------------

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007                                          23
-----------------------------------------------------------------------

Notes to Financial Statements                                                                                    24
-----------------------------

             Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Prime Star Group, Inc.

We have audited the accompanying consolidated balance sheets of Prime Star Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows from operations for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Star Group, Inc. as of December 31, 2008 and 2007, and the results of its consolidated operations and cash flows from operations for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/

Gruber & Company, LLC
Lake Saint Louis, Missouri

March 30, 2009





                             PRIME STAR GROUP, INC.
                                  BALANCE SHEET

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                        2008            2007
                                                                                   --------------- ---------------

Assets
   Current assets:
     Cash and cash equivalents                                                     $           --  $           --

     Inventories                                                                          339,722              --

                                                                                   --------------- ---------------
        Total current assets                                                              339,722              --

   Equipment, net of accumulated depreciation                                           1,133,846              --
                                                                                   --------------- ---------------
        Total assets                                                               $    1,473,568  $           --
                                                                                   =============== ===============

Liabilities and Shareholders' Deficit
   Current liabilities:
     Accounts payable                                                              $    4,229,565  $    3,874,239
     Accrued liabilities                                                                   45,000          45,000
     Accrued compensation - chairman and majority stockholder                             856,015         616,015



     Advances from related parties                                                      3,818,822       3,818,822
                                                                                   --------------- ---------------
        Total current liabilities                                                       8,949,402       8,354,076
                                                                                   --------------- ---------------


Shareholders' deficit
   Preferred stock, $0.0001 par value, 25,000,000 shares
       authorized, no shares issued.                                                           --              --
   Common stock, $0.0001 par value, 125,000,000 shares
       Authorized, 1,368,529 and 1,368,529 shares issued and outstanding
       As of 12/31/2008 and 12/31/2007
                                                                                              137             137
   Series A preferred convertible, 4,100,000 shares
       authorized, no shares issued

                                                                                               --              --
   Stock bought (or for) services not issued 720,000 and 720,000
       shares at 12/31/2008 and 12/31/2007                                                     72              72
   Additional paid-in capital                                                          39,265,196      37,769,128
    Common stock subscribed                                                                10,000          10,000
                                                                                   --------------- ---------------
   Accumulated (deficit)                                                              (46,751,239)    (46,133,413)
                                                                                   --------------- ---------------
Total stockholders' deficit                                                            (7,475,834)     (8,354,076)
                                                                                   --------------- ---------------
Total liabilities and stockholders' equity                                         $    1,473,568  $
                                                                                   =============== ===============

See accompanying Notes to Financial Statements.



                             PRIME STAR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Year Ended December 31,
                                                                                   -------------------------------
                                                                                        2008            2007
                                                                                   ---------------  --------------

Sales                                                                              $                $
Cost of sales                                                                                  --              --
                                                                                   ---------------  --------------
   Gross profit (loss)                                                                         --              --
                                                                                   ---------------  --------------

Expenses:
   Depreciation and amortization                                                               --              --
   General and administrative expenses-related party                                      377,826         243,000
   Loss on disposal or discontinued operations                                            240,000         483,000
                                                                                   ---------------  --------------
     Total cost and expenses                                                              617,826         726,000
                                                                                   ---------------  --------------
Net operating (loss)                                                                     (617,826)       (726,000)

Other (expense)
         Interest                                                                              --              --
         Interest (expense) related party                                                      --              --
                                                                                     -------------   -------------
Net Loss                                                                           $     (617,826)  $    (726,000)
                                                                                   ===============  ==============

Loss per share from continuing operations                                                      --              --

Loss per share from discontinued operations                                                ($0.45)         ($0.53)
                                                                                   ---------------   -------------
Total loss per share                                                                       ($0.45)         ($0.53)
                                                                                   ---------------   -------------


Weighted average number of common shares outstanding-
    basic and fully diluted                                                             1,368,529       1,368,529
                                                                                   ===============  ==============

See accompanying Notes to Financial Statements.

                             PRIME STAR GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Stock
                                                          Unamortized  Earned
                                                           Cost of       for
                                              Additional    shares     Services   Stock       Common                     Total
                                                Paid-in      issued      not     Issuance      Stock    Accumulated   Stockholders'
                              Shares   Amount   Capital   For service   Issued   Obligation  Subscribed    Deficit       Equity

Balance at December 31,
 2006                       $1,368,529 $  137 $37,769,128 $           $      72 $        -- $    10,000 $(45,407,413) $  (7,628,076)







Net loss for year
Ended December 31, 2007             --     --          --          --        --          --          --     (726,000)      (726,000)
                            --------------------------------------------------------------------------------------------------------
Balance at December 31,
 2007                        1,368,529    137  37,769,128          --        72          --      10,000  (46,133,413)    (8,354,076)
Capital contribution
     Property and equipment         --     --   1,133,846          --        --          --          --           --      1,133,846
     Inventory                      --     --     339,722          --        --          --          --           --        339,722
     Paid for professional
      services                      --     --      22,500          --        --          --          --           --         22,500






  Net loss for the year
   ended December 31, 2008          --     --          --          --        --          --          --     (617,826)    (2,644,172)
                            -------------------------------------------------------------------------------------------------------
BALANCE                      1,368,529 $  137   19,870,781 $    19,871 $      72 $        -- $    10,000 $(46,751,239)  $(4,672,350)
                            =======================================================================================================



See accompanying Notes to Financial Statements.

                             PRIME STAR GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                For the year ended
                                                                                                                   December 31,
                                                                                                               ---------------------
                                                                                                                  2008       2007
                                                                                                               ---------- ----------

Cash flows from operating activities:
Net loss from discontinued operations                                                                          $(617,826) $(726,000)
 Adjustments to reconcile net loss to net cash used
  in operating activities
   Professional services contributed by shareholders                                                               22,500         --
 Changes in operating assets and liabilities
   Accounts payable and accrued expenses                                                                          595,326    483,000
                                                                                                                ---------  ---------

Net cash used in operating activities                                                                                  --  (243,000)

Cash flows from financing activities
 Advances from related parties                                                                                         --    243,000
                                                                                                                ---------  ---------
Net cash provided from financing activities                                                                            --    243,000
                                                                                                                ---------  ---------

Net increase (decrease) in cash                                                                                        --         --
Cash - beginning                                                                                                       --         --
                                                                                                                ---------  ---------
Cash - ending                                                                                                  $       -- $       --
                                                                                                                =========  =========

Supplemental disclosures:
 Interest paid                                                                                                 $       -- $       --
                                                                                                                =========  =========
 Income taxes paid                                                                                             $       -- $       --
                                                                                                                =========  =========

Supplemental schedule of noncash investing and financing activities:

Equipment contributed as additional capital contributions                                                      $1,133,846 $       --
Inventory contributed as additional capital contributions                                                         339,722         --



See accompanying Notes to Financial Statements.

                   Prime Star Group, Inc. and Its Subsidiaries
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2008

1.        Significant Accounting Policies
          -------------------------------

Nature of Business

The Company was originally organized on June 1, 1999 as American Career Centers, Inc. On April 2, 2002 we amended our Articles of Incorporation to change our name to American Water Star, Inc. On April 11, 2008, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State. The Amendment changed the Company's name to Prime Star Group, Inc.; reverse split the shares of the Company on a 1 for 100 basis, reauthorized the par value to $.0001 per share and increased the number of authorized shares to 125,000,000 common and 25,000,000 preferred shares.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of American Water Star, Inc. a Nevada corporation and its wholly owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States. The accompanying financial statements reflect the results of operations and financial condition of the following:

         C.R.D. of Nevada, Inc.
         Geyser Beverages, Inc.
         New Age Packaging, Inc.
         Delta Distributors, Inc.
         Hawaiian Tropicals, Inc.
         Sunset Bottling, Inc.
         Island Beverage, Inc.
         Excalibur Sales, Inc.
         Excalibur Sales USA, Inc.
         Excalibur Trucking, Inc.
         All-Star Beverages, Inc.
         American Beverages and Distributing, Inc.
         All-Star Beverages JAX, Inc.
         Geyser Products, Inc.
         N200FM, Inc.
         Valley Lending, Inc.
         Geyser, Inc.
         Sol La Playa, Inc.
         Jos La Vista Bonita Inc.
         All-Star Beverages Mississippi, Inc.

                   Prime Star Group, Inc. and Its Subsidiaries
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2008

         All-Star Beverages Arizona, Inc.
         Marine Leasing, Inc.
         AIM-USA, Inc.
         The Healthchannel.com, Inc.
         Global Fine Wine & Spirits, Inc.


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

Loss per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basis loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. There were no securities considered to be dilutive in the computation of loss per share. All earnings per share data has been recomputed based on the 1 for 100 split on April 11, 2008.

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

Inventories

Inventories consist primarily of packaging supplies, and are valued at the lower of cost or market. We determine cost on the basis of average cost or first-in, first-out methods.

During the year ended December 31, 2008 the Company's Chief Executive Officer and major shareholder contributed packaging inventory with a cost of $339,722. The Company determined that the original cost approximated fair market value upon the date of contribution.

Stock Based Compensation

Common stock, warrants and options issued for services by non-employees is accounted for based on the fair market value at the date the services are performed. If the services are to be performed over a period of time the value is amortized over the life of the period that services are performed.

                   Prime Star Group, Inc. and Its Subsidiaries
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2008


We account for our stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant.

Income Taxes

We account for income taxes under SFAS 109, "Accounting for Income Taxes". The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The provision for income taxes differ from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

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

-------------------------------------------------------------------------
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

                   Prime Star Group, Inc. and Its Subsidiaries
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2008

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

During the year ended December 31, 2008, the Company's Chief Executive Officer and major shareholder contributed bottling equipment with a cost of $1,133,846. The Company determined that the original cost approximated fair market value upon the date of contribution. The bottling equipment was not placed into service as of December 31, 2008, therefore no depreciation was provided for the year ended December 31, 2008.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with SFAS No.
133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149. Our Company recognizes all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were $-0- and $-0- advertising costs included in general and administrative expenses as of December 31, 2008 and 2007.

Revenue Recognition

Revenue from the sale of our products is recorded when all of the following criteria are met:

Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, 0ur price to the buyer is fixed and determinable, and collectibility is reasonably assured.

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

                   Prime Star Group, Inc. and Its Subsidiaries
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2008


Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

In December 2007, the SEC issued SAB 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, "Share-Based Payment," of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of the expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We currently use the "simplified" method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the "simplified" method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. We do not expect SAB 110 will have a material impact on our balance sheets, statements of operations and cash flows.

We adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS 157) on January 1, 2008, which became effective for fiscal periods beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. The adoption of SFAS 157 did not have an impact on our financial statements.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS No.
159) on January 1, 2008, which became effective for fiscal periods beginning after November 15, 2007. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While SFAS No. 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS
161). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our financial statements.

                   Prime Star Group, Inc. and Its Subsidiaries
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2008

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. We are currently evaluating the impact that FSP 142-3 will have on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will be effective November 15, 2008. We currently adhere to the hierarchy of GAAP as presented in SFAS 162 and do not expect its adoption will have a material impact on its results of operations and financial condition.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.


Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation.

2. Going Concern
   -------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2008 and 2007, the Company incurred losses from operations of $617,826 and $726,000, respectively. In addition, the Company has a deficit in working capital, and a deficit of retained earnings, and a negative stockholders' equity. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  Accrued Compensation and Notes Payable to the Chairman / CEO

Loans payable to the Chairman / CEO consist primarily of cash advances and at December 31, 2004 the advances totaled $1,635,000. Each loan was non-interest bearing and was due on demand. The Company recorded accrued interest of $35,000 based upon a 6% interest rate. On November 18, 2005, the Company's Board of Directors authorized the Chairman's / CEO's request to convert notes payable totaling $1,700,000 into shares of the Company's common stock, thus reducing the Company's liabilities by $1,700,000. The conversion was done on January 6, 2006 at $.05 per share based on the reported market price of the Company's common shares on that date.

Accrued compensation totaled $ 856,015 and $ 616,015 at December 31, 2008 and 2007.

                   Prime Star Group, Inc. and Its Subsidiaries
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2008


4.  Commitments and Contingencies

Legal proceedings

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation.

Operating Leases

We have lease agreements and arrangements, whereby we lease warehouse and operating facilities. Each lease expired on or before January 1, 2008. For the year ended December 31, 2007 our rent expense was approximately $486,000.

5.  Income Taxes

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income. The Company had no income tax provision for the years ended December 31, 2008 and 2007. There is approximately $46,000,000 of net operating loss carry-forward, which expires beginning in 2022. the net deferred tax is as follows:


                                                                                          For the Years Ended
                                                                                              December 31,
                                                                                           2008           2007
Non-current deferred tax assets (liabilities):

Net operating loss carry-forward                                                      $  14,500,000  $  14,052,000
Valuation allowance                                                                     (14,500,000)   (14,052,000)
                                                                                        ------------  -------------
                                                                                      $         ---  $         ---
                                                                                        ============  =============

                   Prime Star Group, Inc. and Its Subsidiaries
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2008


A reconciliation of the provision for income taxes to the statutory federal rate (34%) for continuing operations is as follows:



                                                                                           For the Years Ended
                                                                                               December 31,
                                                                                                2008          2007
Statutory tax benefit                                                                   $   (258,400) $   (246,840)
Non-deductible expense                                                                            --       164,220
Valuation allowance                                                                          258,400        82,620
                                                                                          -----------  ------------
                                                                                        $ ----------  $ ----------
                                                                                          ===========  ============


6.   Related Party Transactions
     --------------------------

During the year ended December 31, 2007 our Chairman, Chief Executive
Officer and largest stockholder of the Company has advanced $4,812,663 to the Company.

Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer and largest stockholder provided the following to the Company for the year ended December 31, 2008 and December 31, 2007, respectively:

Services:

                                                                                          For the       For the

                                                                                         Year Ended    Year Ended

                                                                                         December       December
                                                                                            31,             31,

                                                                                            2008          2007
                                                                                        ------------- -------------



Payments under operating and capital leases                                             $         --       486,000

                   Prime Star Group, Inc. and Its Subsidiaries
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2008


7.   Equity Transactions
     -------------------

During the first quarter 2005:
------------------------------

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

During the second quarter 2005
------------------------------

On June 10, 2005, the Company granted a warrant to purchase 1,000,000 shares of common stock with a purchase price of $0.20 to a consultant for the Company pursuant to the Company's Stock Plan and a Consultant Agreement. The warrant has a five year term. The value of the warrants, according to a Black-Sholes calculation, was $107,000.

During the third quarter 2005
-----------------------------

On July 20, 2005, the Company issued 6,750,000 shares of its common stock for services. The fair value o these shares at the date of issuance was $1,485,000.

On August 16, 2005, the Company issued 1,500,000 shares of its common stock for services. The fair value o these shares at the date of issuance was $320,000.

On September 9, 2005 the Company issued 16,667 post 1:12 split shares of its common stock to an investor in the Company's predecessor, American Career Centers. The investor had purchased 200,000 shares prior to the split on March 12, 2002 for $20,000 but the shares were never issued.

On September 13, 2005, the Company issued 300,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $87,000.

On September 16, 2005, the Company issued 950,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $266,000.

During the fourth quarter of 2005
---------------------------------

Subscribed for 40,000 shares of its common stock and received $10,000.

On November 10, 2005 the Company issued 3,000,000 shares of its common stock for services. The fair value of these shares at the date of issuance was $510,000.

                   Prime Star Group, Inc. and Its Subsidiaries
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2008


During the first quarter, 2006
------------------------------

On January 6, 2006, the Company issued 33,333,333 shares of its common stock to retire a note payable from its' Chairman, and major stockholder. The fair value of these shares at the date of issuance was $1,700,000.

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

On November 18, 2005, the Board of Directors authorized Roger Mohlman's request to convert the notes payable to him by the Company into shares of the Company's common stock thereby reducing the Company's current liabilities by approximately $1,700,000. The conversion rate was $0.05 per share based on the reported market price of the Company's common stock on the date of conversion of January 6, 2006. At December 31, 2005, this transaction is reflected in the Stockholders' Equity section of the balance sheet as a stock issuance obligation.

     o   Options and Warrants

     o During the first quarter of 2005, we issued warrants to purchase 1,500,000 shares of common stock to Laurus Master Fund, Ltd. The value of the warrants using the Black-Scholes method was $107,000 that was recorded as additional paid-in capital.

     o A summary of stock options and warrants is as follows:

---------------------------------------------------------------------------------------------
                                      Weighted Average                     Weighted Average
                         Options           Price            Warrants        Exercise Price
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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the "Certifying Officer") has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report. Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

Management's Report on Internal Control over Financial Reporting

Our management, including the Certifying Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipt and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. A system of internal control may become inadequate over time because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2008 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

In light of the material weaknesses described below, our management, including the Certifying Officer, performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The management has identified the following five material weaknesses which have caused the management to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We have not documented our internal controls. We were required to provide written documentation of key internal controls and assess the effectiveness of our internal controls over financial reporting beginning with our fiscal year ending December 31, 2008. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We did not have adequate internal controls with respect to recording and reconciling salary accruals and advances to/from related parties. It was determined that certain advances were not properly recorded. Management will implement a process to record and reconcile such amounts in connection with the preparation of its financial statements.

To address these material weaknesses, our management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our documentation, evaluation and testing of internal controls, we plan to engage a third-party firm to assist us in remedying these material weaknesses.

To further remediate the material weaknesses, we now require written documentation for all related-party transactions and a review by all personnel responsible for financial reporting, prior to filing our periodic reports under the Securities Exchange Act of 1934.

ITEM 9B OTHER INFORMATION

There is no other information at this time.

                                    PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name                        Age                                Position(s) and Office(s)
------------------------ ----------- -------------------------------------------------------------------------------
Roger Mohlman            61          Chief Executive Officer, Chief Financial Officer, Secretary, Director
KD Austin                45          Secretary

Roger Mohlman: Mr. Mohlman joined the company in April 2002 and brings over 30 years of successful experience in licensing products and business development. During the past 27 years, Mr. Mohlman has held "Who's Who" recognitionfor his expertise in securing licenses in the apparel and novel industries, including the NFL, NBA and NHL. He has a wealth of experience in restructuring many high growth businesses and in servicing mass-merchandising accounts. He brings vision, experience, talent, contacts and drive that will contribute significantly to the company's future success.

KD Austin Ms. Austin began working with the company in 2007. Her expertise is in corporate formation and compliance. She has a background in accounting and record keeping as well as 23 years of customer service experience.


Compliance with Section 16(a)of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, since December 31, 2007, no delinquencies occurred.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics was an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and filed with the SEC on April 16, 2003.

ITEM 11.                  EXECUTIVE COMPENSATION

Summary Compensation Table

Set forth below is a summary of compensation for our principal executive officer and our two most highly compensated officers other than our principal executive officer (collectively, the "named executive officers") for our last two fiscal years. There have been no annuity, pension or retirement benefits ever paid to our officers, directors or employees.

With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and unless expressly stated otherwise in a footnote below, none of the named executive officers received other compensation, perquisites and/or personal benefits in excess of $10,000.

                                                                                                  Non-equity
                                                                                                  Incentive
Name and                                                                           Stock  Option     Plan      All Other
Principal                                                           Salary   Bonus Awards Awards Compensation Compensation
Position                                                      Year    ($)     ($)   ($)    ($)       ($)          ($)      Total ($)
------------------------------------------------------------- ---- --------- ----- ------ ------ ------------ ------------ ---------
Roger H. Mohlman, CEO(1)                                      2008 $deferred  $-0-   $-0-   $-0-         $-0-         $-0- $deferred

(1) Mr. Mohlman has served as Chief Executive Officer, President, and director of American Water Star since June 2002. In July 2003, he was also named Chairman of the Board and Chief Financial Officer of American Water Star. Mr. Mohlman's salary was deferred for American Water Star's 2007 and 2008 fiscal years.



Employment Agreements

Roger Mohlman: Effective January 1, 2003, we entered into an employment agreement with Roger Mohlman to serve as our President and CEO. Prior to that date, Mr. Mohlman did not have an employment agreement. The term of the employment contract was for one year from the effective date. The contract could be extended for an additional two years upon both parties mutual consent. The initial annual base compensation for 2003 was set at $120,000 (subject to increase by the Board of Directors), stock options, annual bonus in accordance with American Water Star's performance, and various benefits. In February 2004, pursuant to a resolution of the Board, the employment agreement was extended for two years and Mr. Mohlman's base salary was set at $240,000. In 2003, we accrued the $120,000 base salary and awarded Mr. Mohlman compensation of approximately $42,500 for his services to us commencing in August 2002, all of which compensation was paid in April 2004. No compensation has been awared to Mr. Mohlman for 2007 and 2008.


Director Compensation

In general, our directors are not compensated for their services, but are entitled for reimbursement of expenses incurred in attending board of directors meetings.

Grants of Plan Based Awards

There were no grants of plan-based awards during our last fiscal year.
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the stock ownership as of the date of this Report, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company's common stock; (ii) each officer and director; and (iii) all directors and officers as a group; based upon 1,716,678 shares of common stock outstanding.

     --------------------------------------------------------    ----------------    ----------------------------
     Name of Beneficial Owner                                    Number of               Percent of
                                                                 Shares                   Ownership(3)
     --------------------------------------------------------    ----------------    ----------------------------
     Roger Mohlman,
        President, CEO, and Chairman (4)                             623,767                36.3%
                                                                 ----------------    ----------------------------
     Total of all Officers, Directors, and Beneficial Owners         623,767                36.3%
                                                                 ================    ============================


ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE

None.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

Gruber & Companyh, LLC (the "Independent Auditors") were our independent auditors and examined our financial statements for the years ended December 31, 2008 and 2007, respectively. The Independent Auditors performed the services listed below and were as paid the aggregate fees listed below for the years ended December 31, 2008 and 2007.

Audit Fees

The Independent Auditors were paid aggregate fees of approximately $25,000 for the fiscal year ended December 31, 2008 and approximately $25,000 for the fiscal year ended December 31, 2007 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these periods.

Audit Related Fees

The Independent Auditors were not paid additional fees for either the year ended December 31, 2008 or the fiscal year ended December 31, 2007 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The Independent Auditors were not paid fees for the year ended December 31, 2008 or the fiscal year ended December 31, 2007 for professional services rendered for tax compliance, tax advice and tax planning during this fiscal year period.

All Other Fees

The Independent Auditors were not paid any other fees for professional services during the year ended December 31, 2008 or the fiscal year ended December 31, 2007.


ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES



                                                                             Incorporated by reference
                                                                ----------------------------------------------------
                                                     Filed                 Period
 Exhibit      Exhibit Description                    herewith    Form      ending         Exhibit     Filing date
--------------------------------------------------------------------------------------------------------------------
3(i)(a)      Articles of Incorporation                            10-KSB    12/31/99        3.1         04/13/00
3(i)(b)      Certificate of Amendment to the                      10-KSB    12/31/99        3.2         04/13/00
             Articles of Incorporation
3(i)(d)      Certificate of Amendment to the                      10-QSB    03/31/02        3.4         05/20/02
             Articles of Incorporation
3(ii)(a)     Bylaws of the Company                                10-KSB    12/31/99        3.3         04/13/00
4.1          Certificate of Change in Number of                     S-8                     4.3         04/05/02
             Authorized Shares
4.2          Certificate of Designation Series A                    S-8                     4.4         04/05/02
             Convertible Preferred Stock
4.3          Amended Stock Plan                                   10-QSB    09/30/04        4.1         11/19/04
4.4          Securities Purchase Agreement with                     8-K                     4.1         11/04/04
             Laurus Master Fund, Ltd.
4.5          Registration Rights Agreement with                     8-K                     4.2         11/04/04
             Laurus Master Fund, Ltd.
4.6          Master Security Agreement with Laurus                  8-K                     4.3         11/04/04
             Master Fund, Ltd.
4.7          Subsidiary Agreement between All-Star                  8-K                     4.4         11/04/04
             Beverages and Laurus Master Fund, Ltd.
10.1         Employment Agreement with Roger Mohlman              10-KSB    12/31/02       10.4         04/16/03
10.2         Trademark and Design License Agreement               10-KSB    12/31/02       10.6         04/16/03
             for use of Hawaiian Tropic name

10.3         Employment Agreement with Daniel Beckett               8-K                     10          05/19/05
10.4         Forbearance Agreement with Laurus                      8-K                    10.1         08/10/05
             Master Fund, Ltd.
10.5         Secured Convertible Note with Laurus                   8-K                    10.2         08/10/05
             Master Fund, Ltd.
10.6         Master Security Agreement with Laurus                  8-K                    10.3         08/10/05
             Master Fund, Ltd.
10.7         Subsidiary Guarantee with Laurus Master                8-K                    10.4         08/10/05
             Fund, Ltd
10.8         Deed of Trust, Assignments of Rents,                   8-K                    10.5         08/10/05
             Security Agreement and Fixture Filing
             for the benefit of Laurus Master Fund
14.1         Code of Ethics                                       10-KSB    12/31/02       14.1         04/16/03
16.1         Letter by L.L. Bradford & Company, LLC                8-K/A                    16          06/25/07
16.2         Letter by Weaver & Martin, LLC                        8-K/A                    16          07/24/07
20.1         Notice of Trustee's Sale                               8-K                    10.1         12/29/05
20.2         Copy of the Statement of Breach or                     8-K                    10.2         12/29/05
             Non-Performance and Notice of Election
             to Sell
31           Certification of the Company's Principal     *
             Executive Officer and Chief Financial
             Officer pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002, with respect
             to the registrant's Annual Report on
             Form 10-K for the year ended
             December 31, 2008.
32           Certification of the Company's Principal     *
             Executive Officer and Chief Financial
             Officer pursuant to 18 U.S.C. Section
             1350, as adopted pursuant to Section 906
             of the Sarbanes Oxley Act of 2002



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PRIME STAR GROUP, INC.


DATED: April 15, 2009               /s/ Roger H. Mohlman
                                    --------------------------------------------
                                    By: Roger H. Mohlman
                                    Its: Chief Executive Officer and Chief
                                    Financial Officer
                                    (Principal Executive Officer, Principal
                                    Financial
                                    Officer and Principal Accounting Officer)