Form 10-Q/A
period 2009-03-31
PRIME STAR GROUP INC
filed 2009-05-15
CIK 1041580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A



   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934



                  For the quarterly period ended March 31, 2009
                                                 --------------


   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934



                        Commission file number 001-32220
                                               ---------

                             PRIME STAR GROUP, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                     87-0636498
================================================================================
  (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

                          650 Oakmont Avenue, Unit 2110
                               Las Vegas NV 89109
                    (Address of principal executive offices)

                                 (702) 497-0736
                           (Issuer's telephone number)

                            American Water Star, Inc.
                            -------------------------
                                  (Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No xx

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No xx


The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2009, was 1,716,678 shares.


Transitional Small Business Disclosure Format (check one):  Yes No x


                                                INDEX
                                                -----


                                                PART I
                                        Financial Information                             Page No.
 Item 1.     Financial Statements
             Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008               1
            (audited)
             Statement of Operations for the nine months ended March 31, 2009 and 2008           2
            (unaudited)
             Statement of Cash Flows for the nine months ended March 31, 2009 and 2008           3
            (unaudited)
             Footnotes to the financial statements                                               4
 Item 2.     Management's Discussion and Analysis or Plan or Operation                          11
 Item 3.     Controls and Procedures                                                            13

                                               PART II
                                          Other Information
 Item 1.     Legal Proceedings                                                                  14
 Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds                         15
 Item 3.     Defaults Upon Senior Securities                                                    15
 Item 4.     Submission of Matters to a Vote of Security Holders                                15
 Item 5.     Other Information                                                                  16
 Item 6.     Exhibits



                         PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

                             Prime Star Group, Inc.
                           Consolidated Balance Sheets

                                                       (Unaudited)

                                                         March 31,                      December 31,
                                                           2009                             2008
                                                     ==================                ==============
Assets
Current assets:
Cash                                                 $                                 $
Inventory                                                      339,722                      339,722-
                                                     ==================                ==============
Total current assets                                           339,722                      339,722-

Machinery and equipment                                      1,133,846                     1,133,846
Intangible assets                                                    -                             -
                                                     ==================                ==============

Total assets                                                1,473,568-                    1,473,568-
                                                     ==================                ==============

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accruals                                4,229,571                     4,229,565
Accrued compensation - chairman and majority
stockholder                                                    901,016                       891,016
Advances from related parties                                3,828,822                     3,818,822
                                                     ==================                ==============
Total current liabilities                                    8,949,402                     8,949,402

Stockholders' equity
Preferred stock, $0.0001 par value, 25,000,000 shares                -                             -
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares                    -                             -
authorized, no shares issued
Common stock, $0.0001 par value, 125,000,000 shares
authorized, 1,368,529 and 1,368,529 shares issued
and outstanding                                                    137                           137
Stock bought or for services not issued 720,000 and
720,000
shares                                                              72                            72
Common stock subscribed                                         10,000                        10,000
Additional paid-in capital                                  39,265,196                    39,265,196
Accumulated (deficit)                                      (46,751,239)                  (46,751,239)
                                                     ==================                ==============
                                                            (8,949,402)                   (8,949,402)
                                                     ==================                ==============
                                                     $       1,496,068                 $           -
                                                     ==================                ==============

          See notes to consolidated and condensed financial statements.

                              For the three months
                                      ended
                                    March 31,

                                            2009                  2008

Sales                            $        -               $
Cost of sales                             -
                                     ===================    ==================

Gross profit                                          -

Expenses:
Depreciation and amortization                         -
General and administrative
expenses                                         10,000              45,000
General and administrative
expenses -                                       15,900
related party                                         -              60,000
Loss due to impairment of
equipment                                             -
                                     ===================    ==================

Total cost and expenses                          25,900             105,000
                                     ===================    ==================

Net operating (loss)                           (25,900)           (105,000)
                                     ===================    ==================

DISCONTINUED OPERATIONS
 Loss from Continued Operations
Net loss                         $            (25,900) $          (105,000)
                                     =========================================


Loss per share from continuing
operations                       $                    -$
                                     ===================      ================
Loss per share from discontinued
operations                       $              (0.015)$             (0.08)
                                     ===================      ================
Total loss per share             $              (0.015)$             (0.08)
                                     ===================      ================
Weighted average number of
common shares outstanding - basic

          See notes to consolidated and condensed financial statements.

                             Prime Star Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                  For the three months ended
                                                           March 31,
                                               ================================
                                                   2009                2008
                                               ==============     =============

Net loss from operations                       $    (25,900)       $   (105,000)

Adjustments to reconcile net income to net
cash provided by (used by) operations:
Changes in assets and liabilities:
Accounts payable and accrued expenses                10,000             45,000-
Accrued expenses - Related parties                   15,900              60,000
                                               =============      =============
                                                         0--               0.--
Net cash provided from operating activities                -                  -

Cash Flows from financing activities

Net increase (decrease) in cash                            -

Cash - ending                                  $           -        $         -
                                               =============      =============

Supplemental disclosures:
Interest paid                                  $           -        $         -
                                               =============      =============
Income taxes paid                              $           -        $         -
                                               =============      =============




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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded, and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

In the opinion of management, the accompanying interim consolidated financial statements, prepared in accordance with the U.S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full calendar year ending December 31, 2009.

3.   Going Concern
     -------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended March 31, 2009 and 2008, the Company incurred losses from discontinued operations of $25,900 and $105,000, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

As further discussed in Notes 5 and 7, foreclosure proceedings were begun by the Company's major lender, Laurus Master Fund, ("Laurus") on all of the Company's real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, in the Superior Court of the State of Arizona in and for the County of Maricopa, following the Real Property and the Personal Property Sale, substantially all of the Company's assets have been sold to Laurus.

The Company has had no significant operations, assets, or liabilities since November 7, 2005, and accordingly, is fully dependent upon future sales of securities or upon its current management and / or advances or loans from significant or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity. Because of these factors, our auditors have issued an opinion for the Company which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from its planned business operations as well as to provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

4. Related Party Transactions
   --------------------------

At June 30, 2007 the Company has the following liabilities to its Chairman and major stockholder:

 Accrued                $   136,015
compensation
 Advances                   306,255

5.  Long-term Convertible Debt

On October 28, 2004, we issued a $5,000,000 secured convertible note ("Note") to Laurus Master Fund, Ltd. ("Laurus"). The note was convertible into shares of our common stock at an initial conversion price of $0.57 per share. Pursuant to this agreement, we also issued to Laurus a warrant ("Warrant") to purchase up to 2,543,860 shares of our common stock at an exercise price of $0.66. The warrant expires on October 28, 2009. The unamortized cost of the warrants issued to Laurus of $322,515 accretes to interest expense over the period of the loan based on the interest method. The accreted amount of the unamortized cost of warrants was $290,116 and $32,399 for the years ended December 31, 2005 and 2004, and these amounts were reported as interest expense. There was a beneficial conversion feature to the convertible note totaling $234,796 based on the difference between the conversion price and the trading price of our common stock. For the years ended December 31, 2005 and 2004, the amount of accretion to interest expense resulting from the beneficial conversion was $224,075 and $10,721.

The Note had a term of three years and accrued interest at the prime rate plus 3% per year. All of our assets serve as security for this Note. Interest on the principal amount was payable monthly, in arrears, on the first business day of each calendar month commencing December 1, 2004. In addition, effective February 1, 2005, we were required to make monthly principal payments in the amount of $151,515 per month, continuing until the maturity date. Under the terms of the Note, the monthly interest payment and the monthly principal payment are payable either in cash at 102% of the respective monthly amortization amount, or, if certain criteria are met, in shares of our common stock. The principal criteria for the monthly payments to be made in shares of our common stock include:


o the effectiveness of a current registration statement covering the shares of our common stock into which the principal and interest under the note are convertible;
o an average closing price of our common stock for the previous five trading days greater than or equal to 110% of the fixed conversion price; and
o the amount of such conversion not exceeding 25% of the aggregate dollar-trading volume of our common stock for the previous 22 trading days.

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

On February 28, 2005, the Company entered into an "Amendment and Waiver Agreement" with Laurus in connection with the financing agreement entered into on October 28, 2004. The amended Agreement provides for payment of accrued interest, principal and fees, pursuant to the original note in the form of a warrant to purchase 1,500,000 shares of the Company's common stock with an exercise price of $0.50 per share.

On July 22, 2005 in order to satisfy a default under the terms of the Laurus note ("the first note"), the Company entered into various agreements with Laurus relating to, supplementing and amending the prior agreements. Laurus agreed to forbear from taking action on existing defaults until October 26, 2007. In consideration of Laurus forbearance, the Company issued Laurus a Secured Convertible Term Note in the principal amount of $1,286,099 (the "Second Note") representing the aggregate accrued interest and fees owed by the Company to Laurus as of July 31, 2005. Under the terms of the second note, interest would be paid monthly, in arrears, commencing on September 1, 2005 until October 26, 2007, the Maturity Date. Principal and any unpaid interest is due on the Maturity Date. The Second Note was issued in addition to, and not in replacement or satisfaction of, the First Note.

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

On November 23, 2005, we received a Notice of Trustee's Sale in which Laurus notified us that all real property interests, including all property and fixtures described under the Deed of Trust, Assignment of Rents. Security Agreement and Fixture Filing executed by us and recorded on July 28, 2005 in the Official Records of Maricopa County, Arizona would be sold to the highest bidder on March 2, 2006 .

On May 8, 2006 in the Superior Court of the State of Arizona in the county of Maricopa, Case number CV2006-001476, Laurus Master Fund, Ltd. an order was filed granting motion for an entry of order (i) approving the receiver's final report,
(ii) discharging the receiver, and (iii) dismissing the case against us. The Court found that the Court appointed receiver over all of the real, personal, tangible and intangible property of the Company, including all buildings, structures, leases, fixtures, and movable personal property had fulfilled all of its duties under the Appointment Order, had engaged in the following activities:

1. Engaged in correspondence with Laurus and its various representatives regarding the status and security of the receivership property;
2. Secured possession of real and personal property constituting the Receivership Property;
3. Conducted site tours of the real property to ensure the security of Receivership Property;
4. Monitored the limited operations of the Company and its employees to ensure the security of the Receivership Property;
5. Verified the ownership of certain items of personal property owned by third parties and monitored removal of those items of personal property from the Receivership Property;
6. Attended (1) hearing on "Application for Order to Show Cause Why a Receiver Should Not be Appointed; (2) foreclosure sale; and (3) UCC personal property sale.

The Court found that the Receiver had fully complied with and discharged all of its obligations under the Appointment order, and was released from any and all claims relating to its roles and duties under the Appointment Order. The Case, including all claims and counterclaims, was dismissed with prejudice, with each side to bear their own fees and costs.

The Receiver's Final Report reporting that on March 2, 2006, all of our real property was sold through a foreclosure sale (Real Property Sale). In addition, on March 23, 2006 all of our personal property was sold through a UCC sale (Personal Property Sale). Following the Real Property Sale and the Personal Property Sale, substantially all of our assets had been sold in satisfaction of Laurus claims.

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

7.  New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements ." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company's financial statements.

In February of 2007 the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is analyzing the potential accounting treatment.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 ." Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The adoption of this standard had no material impact on the Company's financial statements.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

     o    Our current deficiency in working capital;

     o    Our ability to comply with SEC reporting requirements;

     o Loss of our real and personal property as a result of foreclosure or sale of our assets by receiver;

     o Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

     o    Loss of customers or sales weakness;

     o    Our ability to collect accounts receivable;

     o    Inability to achieve future sales levels or other operating results;
          and

     o    The unavailability of funds for capital expenditures.

     For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Results of Operation" in this document and "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2008.

Item 2.   Management's Discussion and Analysis or Plan of Operation


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




LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes total current assets, liabilities and working capital at March 31, 2009 compared to December 31, 2008.

                                                                            Increase / (Decrease)
                                                                   ======================================
                                March 31, 2009   December 31, 2009        $                       %
                               ==========================================================================

Current Assets                       $0               $0                 $0                    No change
                               ==========================================================================

Current Liabilities              $8,949,402        $8,949,402         No change                No change
                               ==========================================================================

Working Capital (Deficit)       $(8,949,402)      $(8,949,402)        No change                No change
                               ==========================================================================

     As of March 31, 2009, we had a working deficit of $8,949,402 compared to working deficit of $8,949,402 as of December 31, 2008. As of March 31, 2009, we had no cash on hand, no assets and a working capital deficiency of $8,949,402.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended March 31, 2009 and 2008, the Company incurred losses from discontinued operations of $25,900 and $105,000, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds

No new issuances of our common stock were completed during the three months ended March 31, 2009.



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

Item 4.   Submission of Matters to a Vote of Security Holders

         None for this quarter.

Item 5.   Other Information

None.

Item 6.   Exhibits

                                                                              Incorporated by reference
                                                                  ==================================================
                                                     Filed                      Period
  Exhibit             Exhibit Description           herewith         Form       ending     Exhibit    Filing date
====================================================================================================================
3(i)(a)     Articles of Incorporation                                10-KSB     12/31/99      3.1       04/13/00
3(i)(b)     Certificate of Amendment to the                          10-KSB     12/31/99      3.2       04/13/00
            Articles of Incorporation
3(i)(d)     Certificate of Amendment to the                          10-QSB     03/31/02      3.4       05/20/02
            Articles of Incorporation
3(ii)(a)    Bylaws of the Company                                    10-KSB     12/31/99      3.3       04/13/00
4.1         Certificate of Change in Number of                         S-8                    4.3       04/05/02
            Authorized Shares
4.2         Certificate of Designation Series A                        S-8                    4.4       04/05/02
            Convertible Preferred Stock
4.3         Amended Stock Plan                                       10-QSB     09/30/04      4.1       11/19/04
4.4         Securities Purchase Agreement with                         8-K                    4.1       11/04/04
            Laurus Master Fund, Ltd.
4.5         Registration Rights Agreement with                         8-K                    4.2       11/04/04
            Laurus Master Fund, Ltd.
4.6         Master Security Agreement with Laurus                      8-K                    4.3       11/04/04
            Master Fund, Ltd.
4.7         Subsidiary Agreement between All-Star                      8-K                    4.4       11/04/04
            Beverages and Laurus Master Fund, Ltd.
10.1        Employment Agreement with Roger Mohlman                  10-KSB     12/31/02      10.4      04/16/03
10.2        Trademark and Design License Agreement                   10-KSB     12/31/02      10.6      04/16/03
            for use of Hawaiian Tropic name
10.3        Employment Agreement with Daniel                           8-K                     10       05/19/05
            Beckett
10.4        Forbearance Agreement with Laurus                          8-K                    10.1      08/10/05
            Master Fund, Ltd.
10.5        Secured Convertible Note with Laurus                       8-K                    10.2      08/10/05
            Master Fund, Ltd.
10.6        Master Security Agreement with Laurus                      8-K                    10.3      08/10/05
            Master Fund, Ltd.
10.7        Subsidiary Guarantee with Laurus                           8-K                    10.4      08/10/05
            Master Fund, Ltd
10.8        Deed of Trust, Assignments of Rents,                       8-K                    10.5      08/10/05
            Security Agreement and Fixture Filing
            for the benefit of Laurus Master Fund
20.1        Notice of Trustee's Sale                                   8-K                    10.1      12/29/05
20.2        Copy of the Statement of Breach or                         8-K                    10.2      12/29/05
            Non-Performance and Notice of Election
            to Sell
31          Certification of Roger Mohlman Chief          X
            Executive Officer, pursuant to Section
            302 of the Sarbanes-Oxley Act
32          Certification of Roger Mohlman, Chief         X
            Executive Officer, pursuant to Section
            906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PRIME STAR GROUP, INC.
                                        (Registrant)

Date: May 15, 2009                      By: /s/ Roger Mohlman
================================================================================
                                            Roger Mohlman
                                            Chief Executive Officer
                                             Principal Financial Officer and
                                            Principal Accounting Officer