Form 10-Q/A
period 2009-03-31
PRIME STAR GROUP INC
filed 2009-08-18
CIK 1041580

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

                             PRIME STAR GROUP, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                          87-0636498
================================================================================
  (State or other jurisdiction                            (IRS Employer
 of incorporation or organization)                      Identification No.)


                          650 Oakmont Avenue, Unit 2110
                               Las Vegas NV 89109
                    (Address of principal executive offices)

                                 (702) 588-5965
                           (Issuer's telephone number)

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

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2009, was 16,529,078

Transitional Small Business Disclosure Format (check one): Yes No x

Amendments: the accompanying financial statements as of and for the three and nine months ended March 31, 2009 have been restated to account for the issuance of 14,734,600 shares of common stock for consulting and investor relations services totaling $736,730. Additionally, we have recorded a write-down of our inventory totaling $33,972.

                                      INDEX
                                      -----


                                     PART I
                              Financial Information                     Page No.

Item 1.   Financial Statements
          Balance Sheets as of March 31, 2009 (restated) (unaudited)
                and December 31, 2008 (audited)                                1
          Statement of Operations for the three and nine months ended
                March 31, 2009 (restated) and 2008 (unaudited)                 2
          Statement of Cash Flows for the nine months ended March 31,
                2009 (restated) and 2008 (unaudited)                           3
          Footnotes to the financial statements                                4
Item 2.   Management's Discussion and Analysis or Plan or Operation           14
Item 3.   Controls and Procedures                                             15

                                     PART II
                                Other Information

Item 1.   Legal Proceedings                                                   16
Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds          16
Item 3.   Defaults Upon Senior Securities                                     17
Item 4.   Submission of Matters to a Vote of Security Holders                 17
Item 5.   Other Information                                                   17
Item 6.   Exhibits

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Prime Star Group, Inc.
                           Consolidated Balance Sheets

                                               (Restated)
                                                 March 31,        December 31,
                                                  2009                2008
                                               (Unaudited)          (Audited)
                                             ===============     ===============
Assets
Current assets:
Cash                                         $                   $
Inventory                                            305,750           339,722-
                                             ===============     ==============
Total current assets                                 305,750           339,722-

Machinery and equipment                            1,133,846          1,133,846
Intangible assets                                          -                  -
                                             ===============     ==============

Total assets                                       1,439,596         1,473,568-
                                             ===============     ==============

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accruals                      4,229,571          4,229,565
Accrued compensation - chairman and majority
 stockholder                                         901,016            891,016
Advances from related parties                      3,828,822          3,818,822
                                             ===============     ==============
Total current liabilities                          8,949,402          8,949,402

Stockholders' equity
Preferred stock, $0.0001 par value,                        -                  -
 25,000,000 shares authorized, no shares
 issued.
Series A preferred convertible, 4,100,0000                 -                  -
 shares authorized, no shares issued
Common stock, $0.0001 par value, 125,000,000
 shares authorized, 16,103,129 and 1,368,529
 shares issued and outstanding                         1,610                137
Stock bought or for services not issued
 720,000 and 720,000 shares                               72                 72
Common stock subscribed                               10,000             10,000
Additional paid-in capital                        40,000,453         39,265,196
Accumulated (deficit)                            (47,521,941)       (46,751,239)
                                             ===============     ==============
                                                  (7,509,806)        (8,949,402)
                                             ===============     ==============
                                             $     1,439,596     $            -
                                             ===============     ==============

          See notes to consolidated and condensed financial statements.

                                                 For the three months ended

                                                March 31,
                                                  2009
                                               (Restated)             2008

Sales                                        $             -     $            -
Cost of sales                                              -                  -
                                              ==============      ==============

Gross profit                                               -                  -

Expenses:
Depreciation and amortization                              -                  -
General and administrative expenses                  780,702             45,000
General and administrative expenses -                 15,900
related party                                              -             60,000
Loss due to impairment of equipment                        -                  -
                                              ==============      ==============

Total cost and expenses                              796,602            105,000
                                              ==============      ==============

Net operating (loss)                                (796,602)          (105,000)
                                              ==============      ==============
DISCONTINUED OPERATIONS
Loss from Continued Operations
Net loss                                     $      (796,602)    $     (105,000)
                                              ==============     ===============

Loss per share from continuing operations    $             -     $
                                              ==============      ==============
Loss per share from discontinued operations  $         (0.05)    $        (0.08)
                                              ==============      ==============
Total loss per share                         $         (0.05)    $        (0.08)
                                              ==============      ==============
Weighted average number of
common shares outstanding - basic                 16,103,129

          See notes to consolidated and condensed financial statements.

                             Prime Star Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                 For the three months ended
                                                         March 31,
                                             ==================================
                                                  2009
                                               (Restated)         2008
                                             ===============     ==============

Net loss from operations                     $      (796,602)    $     (105,000)

Adjustments to reconcile net income to net
  cash provided by (used by) operations:
Stock based compensation                             736,730
Write-down of inventory                               33,972
Changes in assets and liabilities:
  Accounts payable and accrued expenses               10,000             45,000
  Accrued expenses - Related parties                  15,900             60,000
                                             ===============     ==============
                                                           0                  0
Net cash provided from operating activities                -                  -

Cash Flows from financing activities

Net increase (decrease) in cash                            -

Cash - ending                                $             -     $            -
                                             ===============     ==============

Supplemental disclosures:
Interest paid                                $             -     $            -
                                             ===============     ==============
Income taxes paid                            $             -     $            -
                                             ===============     ==============

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

3. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements,  during the  periods  ended  March 31,  2009 and 2008,  the  Company incurred losses from discontinued operations of $762,602 and $105,000, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

As further discussed in Notes 5 and 7, foreclosure proceedings were begun by the Company's major lender, Laurus Master Fund, ("Laurus") on all of the Company's real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, in the Superior Court of the State of Arizona in and for the County of Maricopa, following the Real Property and the Personal Property Sale, substantially all of the Company's assets have been sold to Laurus.

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

7. New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company's financial statements.

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

8. Restatements

The accompanying consolidated financial statements as of and for the three and nine months ended March 31, 2009 have been restated for the following items:
Issuance of 938,400 shares of common stock for consulting services totaling $46,920 resulting in an increase in general and administrative expense by such amount and common stock by $94 and additional paid-in capital by $46,826; issuance of 13,796,200 shares of common stock for investor relations services totaling $689,810 resulting in an increase in general and administrative expense by such amount and common stock by $1,380 and additional paid-in capital by $688,430; and write-down of inventory by $33,972 resulting in an increase in general and administrative expense by such amount and decrease in inventory in the same amount. Overall effect on net loss totaled $770,702 to a restated net loss of $796,602 or $0.05 per share from a previously reported net loss of $25,900 or $0.015 per share.

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

We had no revenues for either the three months ended March 31, 2009 and 2008.

For the three months ended March 31, 2009, we incurred general and administrative expenses of $780,702 and related party expenses of $15,900 for a total of $796,602. This compares with general and administrative expenses of $125,000 and related party expenses of $60,000 for the corresponding period of the prior year. As a result of the foregoing, the company had a loss for the three months ended March 31, 2009 of 796,602, compared to a net loss of $105,000 for the three months ended March 31, 2008.

                         LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at March 31, 2009 compared to December 31, 2008.

                                March 31,  2009    December 31, 2008                Increase / (Decrease)
                                                                    =======================================
                                                                                $               %
                               ============================================================================
Current Assets                   $305,750                $339,722            $33,972                 10.00%
                               ============================================================================
Current Liabilities            $8,949,402              $8,949,402          No change              No change
                               ============================================================================
Working Capital Deficit        $8,643,652              $8,609,680            $33,972                 0.394%
                               ============================================================================

As of March 31, 2009, we had a working deficit of $8,643,652 compared to working deficit of $8,609,960 as of December 31, 2008. As of March 31, 2009, we had no cash on hand, no assets and a working capital deficiency of $8,643,652.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements,  during the  periods  ended  March 31,  2009 and 2008,  the  Company incurred losses from discontinued operations of $796,602 and $105,000, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the period ending March 31, 2009, the Company issued 14,734,600 shares of common stock for consulting and investor relations services totaling $736,730.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None for this quarter.

Item 5. Other Information

     None.

Item 6. Exhibits

                                                                              Incorporated by reference
                                                                  ==================================================
Exhibit             Exhibit                         Filed                       Period
Exhibit           Description                      herewith          Form       ending     Exhibit    Filing date
====================================================================================================================
3(i)(a)     Articles of Incorporation                                10-KSB     12/31/99      3.1       04/13/00
3(i)(b)     Certificate of Amendment to the                          10-KSB     12/31/99      3.2       04/13/00
            Articles of Incorporation
3(i)(d)     Certificate of Amendment to the                          10-QSB     03/31/02      3.4       05/20/02
            Articles of Incorporation
3(ii)(a)    Bylaws of the Company                                    10-KSB     12/31/99      3.3       04/13/00
4.1         Certificate of Change in Number of                         S-8                    4.3       04/05/02
            Authorized Shares
4.2         Certificate of Designation Series A                        S-8                    4.4       04/05/02
            Convertible Preferred Stock
4.3         Amended Stock Plan                                       10-QSB     09/30/04      4.1       11/19/04
4.4         Securities Purchase Agreement with                         8-K                    4.1       11/04/04
            Laurus Master Fund, Ltd.
4.5         Registration Rights Agreement with                         8-K                    4.2       11/04/04
            Laurus Master Fund, Ltd.
4.6         Master Security Agreement with Laurus                      8-K                    4.3       11/04/04
            Master Fund, Ltd.
4.7         Subsidiary Agreement between All-Star                      8-K                    4.4       11/04/04
            Beverages and Laurus Master Fund, Ltd.
10.1        Employment Agreement with Roger Mohlman                  10-KSB     12/31/02      10.4      04/16/03
10.2        Trademark and Design License Agreement                   10-KSB     12/31/02      10.6      04/16/03
            for use of Hawaiian Tropic name
10.3        Employment Agreement with Daniel                           8-K                     10       05/19/05
            Beckett
10.4        Forbearance Agreement with Laurus                          8-K                    10.1      08/10/05
            Master Fund, Ltd.
10.5        Secured Convertible Note with Laurus                       8-K                    10.2      08/10/05
            Master Fund, Ltd.
10.6        Master Security Agreement with Laurus                      8-K                    10.3      08/10/05
            Master Fund, Ltd.
10.7        Subsidiary Guarantee with Laurus                           8-K                    10.4      08/10/05
            Master Fund, Ltd
10.8        Deed of Trust, Assignments of Rents,                       8-K                    10.5      08/10/05
            Security Agreement and Fixture Filing
            for the benefit of Laurus Master Fund
20.1        Notice of Trustee's Sale                                   8-K                    10.1      12/29/05
20.2        Copy of the Statement of Breach or                         8-K                    10.2      12/29/05
            Non-Performance and Notice of Election
            to Sell
31          Certification of Roger Mohlman Chief          X
            Executive Officer, pursuant to Section
            302 of the Sarbanes-Oxley Act
32          Certification of Roger Mohlman, Chief         X
            Executive Officer, pursuant to Section
            906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PRIME STAR GROUP, INC.
                                        (Registrant)


Date: August 14, 2009                   By: /s/ Roger Mohlman
================================================================================
                                                Roger Mohlman
                                                Chief Executive Officer
                                                Principal Financial Officer and
                                                Principal Accounting Officer