Form 10-Q
period 2009-06-30
PRIME STAR GROUP INC
filed 2009-08-21
CIK 1041580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934



                  For the quarterly period ended June 30, 2009
                                                 -------------


  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934


                        Commission file number 001-32220


                             PRIME STAR GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


              Nevada                                       87-0636498
================================================================================
   (State or other jurisdiction                (IRS Employer Identification No.)
 of incorporation or organization)


                          650 Oakmont Avenue, Unit 2110
                               Las Vegas NV 89109
                    (Address of principal executive offices)

                                 (702) 588-5965
                           (Issuer's telephone number)

                            American Water Star, Inc.
                                  (Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |_|

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2009, was 44,811,078.

Transitional Small Business Disclosure Format (check one): Yes |_| No |x|

INDEX

                                     PART I
                              Financial Information                     Page No.

Item 1.    Financial Statements
           Balance Sheets as of June 30, 2009 (restated) (unaudited)
           and December 31, 2008 (audited)                                     1
           Statement of Operations for the three and six months ended
           June 30, 2009 (and 2008 (unaudited)                                 2
           Statement of Cash Flows for the three months ended
           June 30, 2009 and 2008 (unaudited)                                  3
           Footnotes to the financial statements                               4
Item 2.    Management's Discussion and Analysis or Plan or Operation          14
Item 3.    Controls and Procedures                                            15

                                     PART II
                                Other Information

Item 1.    Legal Proceedings                                                  16
Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds         16
Item 3.    Defaults Upon Senior Securities                                    17
Item 4.    Submission of Matters to a Vote of Security Holders                17
Item 5.    Other Information--Officers and Directors, PSGI & Subs             18
Item 6.    Exhibits                                                           19

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                             Prime Star Group, Inc.
                           Consolidated Balance Sheets

                                             June 30,          December 31,
                                               2009                2008
                                           (Unaudited)           (Audited)
                                        ================== =====================
Assets
Current assets:
Cash                                    $                   $
Inventory                                          305,750              339,722
                                        ==================  ===================
Total current assets                               305,750              339,722

Machinery and equipment                          1,133,846            1,133,846
Intangible assets                                        -                    -
                                        ==================  ===================

Total assets                                     1,439,596            1,473,568
                                        ==================  ===================

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accruals                    4,229,571            4,229,565
Accrued compensation - chairman and
 majority stockholder                              921,016              891,016
Advances from related parties                    3,838,822            3,818,822
                                        ==================  ===================
Total current liabilities                        8,989,409            8,949,402

Stockholders' equity
Preferred stock, $0.0001 par value,                      -                    -
 25,000,000 shares authorized, no shares
 issued.
Series A preferred convertible,                          -                    -
 4,100,0000 shares authorized, no shares
 issued
Common stock, $0.0001 par value,
 125,000,000 shares authorized,
 44,811,078 and 1,368,529 shares issued
 and outstanding                                     4,481                  137
Stock bought or for services not issued
 720,000 and 720,000 shares                             72                   72
Common stock subscribed                             10,000               10,000
Additional paid-in capital                      40,000,453           39,265,196
Accumulated (deficit)                          (47,521,941)         (46,751,239)
                                        ==================  ===================
                                                (7,506,935)          (8,949,402)
                                        ==================  ===================
                                        $        1,482,474  $                 -
                                        ==================  ===================

          See notes to consolidated and condensed financial statements.

                            Consolidated Statement of
                                   Operations
                            For the six months ended

                                                        June 30,
                                               2009                2008

Sales                                    $                - $                 -
Cost of sales                                             -                   -
                                         ================== ====================

Gross profit                                              -                   -

Expenses:
Depreciation and amortization                             -                   -
General and administrative expenses            2,294,525.90              45,000
General and administrative expenses -                31,800
related party                                             -              60,000
Loss due to impairment of equipment                       -                   -
                                         ================== ====================

Total cost and expenses                        2,326,325.90             105,000
                                         ================== ====================

Net operating (loss)                          (2,326,325.90)           (105,000)
                                         ================== ====================
DISCONTINUED OPERATIONS
Loss from Continued Operations
Net loss                                 $    (2,326,325.90)$          (105,000)
                                         ================== ====================

Loss per share from continuing
 operations                              $                -  $
                                         ==================  ===================
Loss per share from discontinued
 operations                              $            (0.05) $            (0.08)
                                         ==================  ===================
Total loss per share                     $            (0.05) $            (0.08)
                                         ==================  ===================
Weighted average number of
common shares outstanding - basic

          See notes to consolidated and condensed financial statements.

                             Prime Star Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                      For the 3 months ended       For the six months ended
                                           June 30, 2009                   June 30,
                                                             =====================================
                                                                    2009               2008
                                                             ==================   ===============
Net loss from operations                      (1,529.723.90)$     (2,326,325.90) $       (105,000)

Adjustments to reconcile net income to
 net
  cash provided by (used by)
   operations:
Stock based compensation                       1,503,823.90                          2,240,553.90
Write-down of inventory                                                                    33,972
Changes in assets and liabilities:
  Accounts payable and accrued expenses              10,000              20,000            45,000
  Accrued expenses - Related parties                 15,900              31,800            60,000
                                        =================== =================== =================
                                                          0                   0                 0
Net cash provided from operating
 activities                                                                   -                 -

Cash Flows from financing activities

Net increase (decrease) in cash                                               -

Cash - ending                           $                 - $                 -  $              -
                                        =================== =================== =================

Supplemental disclosures:
Interest paid                           $                 - $                 -  $              -
                                        =================== ==================== ================
Income taxes paid                       $                 - $                 -  $              -
                                        =================== ==================== ================

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

3.  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended June 30, 2009 and 2008, the Company incurred losses from discontinued operations of $2,517,882and $105,000, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

As further discussed in Notes 5 and 7, foreclosure proceedings were begun by the Company's major lender, Laurus Master Fund, ("Laurus") on all of the Company's real, personal, tangible, and intangible property, including all buildings, structures, leases, fixtures, and moveable personal property. On March 2, 2006, all of the real property was sold through a foreclosure sale, and on March 23, 2006, all personal property was sold through a UCC sale. Pursuant to the Order of the Court, in the Superior Court of the State of Arizona in and for the County of Maricopa, following the Real Property and the Personal Property Sale, substantially all of the Company's assets have been sold to Laurus.

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

8.  Restatements

The accompanying consolidated financial statements as of and for the six months ended June 30, 2009 include the fix restated items from the previous three month period for the following items: Issuance of 938,400 shares of common stock for consulting services totaling $46,920 resulting in an increase in general and administrative expense by such amount and common stock by $94 and additional paid-in capital by $46,826; issuance of 13,796,200 shares of common stock for investor relations services totaling $689,810 resulting in an increase in general and administrative expense by such amount and common stock by $1,380 and additional paid-in capital by $688,430; and write-down of inventory by $33,972 resulting in an increase in general and administrative expense by such amount and decrease in inventory in the same amount. Overall effect on net loss totaled $770,702 to a restated net loss of $796,602 or $0.05 per share from a previously reported net loss of $25,900 or $0.015 per share for the period ending March 31, 2009.

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

We have signed distribution agreements with Vintners' Private Reserve, Hemp C Iced Tea and P/R Private Reserve to exclusively distribute their Trademarked Products.

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

We had no revenues for either the three months ended June 30, 2009 and 2008 or the six months ended June 30, 2009 and 2008.

For the three months and six months ended June 30, 2009, we incurred general and administrative expenses of $780,702 and 2,294,525.90 respectively and related party expenses of $15,900 and 31,800 respectively for a total of $796,602 and $1,529.723.90 respectively.

This compares with general and administrative expenses of $125,000 and related party expenses of $60,000 for the corresponding period of the prior year. As a result of the foregoing, the company had a loss for the three months ended March 31, 2009 of 796,602 and six months of 1,529.723.90 compared to a net loss of $105,000 for the three months ended March 31, 2008 and $105,000 for the six months ended June 30, 2008.

                         LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at June 30, 2009 compared to December 31, 2008.

                                 June 30,  2009    December 31, 2008     Increase / (Decrease)
                                                                    ==========================
                                                                          $              %
                               ===============================================================
Current Assets                   $305,750                $339,722      $33,972        10.00%
                               ===============================================================
Current Liabilities            $8,949,402              $8,949,402     No change      No change
                               ===============================================================
Working Capital Deficit        $8,643,652              $8,609,680      $33,972        0.394%
                               ===============================================================

As of June 30, 2009, we had a working deficit of $8,643,652 compared to working deficit of $8,609,960 as of December 31, 2008. As of June 30, 2009, we had no cash on hand, no assets and a working capital deficiency of $8,643,652.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended June 30, 2009 and 2008, the Company incurred losses from discontinued operations of $1,529.723.90and $105,000, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the 3 month period ending June 30, 2009, the Company issued 30,076,478 shares of common stock for consulting and investor relations services totaling $1,503,823.90.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None for this quarter.

Item 5. Other Information--Officers and Directors, PSGI and Subsidiaries

The Company has signed an agreement with Arthur deJoya to be the Head of the Audit Committee. Robert Ramsey has signed an agreement to become Chief Operating Officer. Larry Ynfante has signed an agreement to become Vice President of Investor Relations and Jerry Ludeman has been reinstated as Corporate Secretary.

The Company has signed the following management agreements for officers of 5 of subsidiary entities. New Age Packaging, Inc. (soon to be known as intelA-Pac, Inc.) makes SmartPaxTM - proprietary, film-based, flexible pouch packaging that can be used to store and transport beverages such as milk, juice, alcoholic beverages, frozen and shelf-stable liquids, and water in pouches ranging in size from one ounce to one gallon. Our filler technologies include pasteurized cold fill, hot fill and UHT aseptic. Because of the SmartPax's many benefits, such as differentiation in the market place and cost savings related to operations, packaging, storage and shipping, the pouch is an environmentally responsible, biodegradable alternative to other packages. Additionally, New Age Packaging builds, owns, operates and rents their F-4000 Series Filler and H-1000 heat processor, which are used to produce SmartPaxTM pouches and then fill the pouches with product. New Age has signed agreements with Roger Mohlman to be Chief Executive Officer and President. Billy R. Ray, Jr. is the Chief Operating Officer and Executive Vice President and Arthur deJoya is the Head of the Audit Committee.

Colorado River Distributing (CRD) has voted to change the name of the entity to Global Fine Wine & Spirits, Inc. Global Fine Wine & Spirits, Inc. is a master distributor that wholesales and distributes premium alcoholic and non-alcoholic beverages in both bottles, cans and SmartPaxTM pouches. GFWS also will co-bottle and be co-pack partners with high-end retail, hospitality and entertainment businesses to create unique, branded beverages. GFWS will independently market Vintner's Private Reserve luxury brand. GFWS has signed agreements with Robert Ramsey as President, Arthur deJoya as head of the Audit Committee and Roger Mohlman has agreed to act as Chairman of the Board.

Valley Lending, Inc. has voted to change its name to Disaster Relief International, Inc. Disaster Relief International, Inc. will provides water and ice to populations impacted by worldwide, cataclysmic, natural and man-made events. DRI packages water and ice in convenient pouches which use a new, proprietary technology developed and manufactured by New Age Packaging, Inc. The packaging technology drastically reduces material, shipping and storage costs, which means the pouched water product can be purchased and stored by local, state and federal agencies, The packaging is also a green technology that significantly reduces the environmental impact generated by conventional plastic bottle/bag products. DRI's Mobile Area Disaster Unit provides emergency water and ice services, and produces filtered, pouched water that can also be stored for long term use. DRI has signed agreements with Billy Ray, Jr. to act as President, Jerry Ludeman as Secretary, Arthur deJoya as Head of Audit Committee and Roger Mohlman has become acting Chairman of the Board.

N200FM, Inc. has voted to change its name to Arcina, Inc. Arcina is branding itself to offer insurance archaeology, and all lines of claims consulting in addition to its existing platform of complex litigation support and corporate printing solutions to the legal, accounting, and Fortune 1000 companies as well as non-profits and municipalities. Doug Deutermann has signed an agreement to be Chief Executive Officer, Richard Janisch as Executive Vice President and Secretary, Arthur deJoya as Head of the Audit Committee and Roger Mohlman has become acting Chairman of the Board.

Geyser Products, Inc. has voted to change its name to Wild Grill Foods of Nevada, Inc. Wild Grill is a manufacturer of healthy, gourmet seafood products designed to give consumers the type of foods they desire, yet at a price point that is affordable. With the increasing consumer demand for healthier lifestyle food and gourmet flavors, Wild Grill produces seafood items such as Crab, Lobster, Salmon and Shrimp Fusion Sliders and Mahi-Mahi, Pacific Salmon, and Ahi Tuna Fish Burgers, which are high in healthy Omega-3 fatty acids and taste great. All products are gluten free, dairy free, all natural and contain no preservatives. Wild Grill has signed agreements with Jerry Ludeman to be the President of the Corporation, Patrick Sullivan as Chief Operating Officer and Secretary, Arthur deJoya as Head of the Audit Committee and Roger Mohlman as Chairman of the Board.

Item 6. Exhibits

                                                                              Incorporated by reference
                                                                  ==============================================
  Exhibit           Exhibit                           Filed                                          Filing date
                   Description                       herewith      Form      Period      Exhibit       ending
================================================================================================================
3(i)(a)     Articles of Incorporation                             10-KSB     12/31/99      3.1       04/13/00
3(i)(b)     Certificate of Amendment to the                       10-KSB     12/31/99      3.2       04/13/00
            Articles of Incorporation
3(i)(d)     Certificate of Amendment to the                       10-QSB     03/31/02      3.4       05/20/02
            Articles of Incorporation
3(ii)(a)    Bylaws of the Company                                 10-KSB     12/31/99      3.3       04/13/00
4.1         Certificate of Change in Number of                      S-8                    4.3       04/05/02
            Authorized Shares
4.2         Certificate of Designation Series A                     S-8                    4.4       04/05/02
            Convertible Preferred Stock
4.3         Amended Stock Plan                                    10-QSB     09/30/04      4.1       11/19/04
4.4         Securities Purchase Agreement with                      8-K                    4.1       11/04/04
            Laurus Master Fund, Ltd.
4.5         Registration Rights Agreement with                      8-K                    4.2       11/04/04
            Laurus Master Fund, Ltd.
4.6         Master Security Agreement with Laurus                   8-K                    4.3       11/04/04
            Master Fund, Ltd.
4.7         Subsidiary Agreement between All-Star                   8-K                    4.4       11/04/04
            Beverages and Laurus Master Fund, Ltd.
10.1        Employment Agreement with Roger Mohlman               10-KSB     12/31/02      10.4      04/16/03
10.2        Trademark and Design License Agreement                10-KSB     12/31/02      10.6      04/16/03
            for use of Hawaiian Tropic name
10.3        Employment Agreement with Daniel                        8-K                     10       05/19/05
            Beckett
10.4        Forbearance Agreement with Laurus                       8-K                    10.1      08/10/05
            Master Fund, Ltd.
10.5        Secured Convertible Note with Laurus                    8-K                    10.2      08/10/05
            Master Fund, Ltd.
10.6        Master Security Agreement with Laurus                   8-K                    10.3      08/10/05
            Master Fund, Ltd.
10.7        Subsidiary Guarantee with Laurus                        8-K                    10.4      08/10/05
            Master Fund, Ltd
10.8        Deed of Trust, Assignments of Rents,                    8-K                    10.5      08/10/05
            Security Agreement and Fixture Filing
            for the benefit of Laurus Master Fund
20.1        Notice of Trustee's Sale                                8-K                    10.1      12/29/05
20.2        Copy of the Statement of Breach or                      8-K                    10.2      12/29/05
            Non-Performance and Notice of Election
            to Sell
31          Certification of Roger Mohlman Chief          X
            Executive Officer, pursuant to Section
            302 of the Sarbanes-Oxley Act
32          Certification of Roger Mohlman, Chief         X
            Executive Officer, pursuant to Section
            906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PRIME STAR GROUP, INC.
                                        (Registrant)

Date: August 19, 2009                   By: /s/ Roger Mohlman
================================================================================
                                            Roger Mohlman
                                            Chief Executive Officer
                                            Principal Financial Officer and
                                            Principal Accounting Officer