Form 10-Q
period 2009-09-30
PRIME STAR GROUP INC
filed 2009-11-16
CIK 1041580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934



               For the quarterly period ended September 30, 2009


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

                           American Water Star, Inc.
                                 (Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes  [ ] No


The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2009, was 52,716,078.




Transitional Small Business Disclosure Format (check one):  [ ] Yes  [X] No

--------------------------------------------------------------------------------
                                     INDEX
                                     -----


                                                      PART I
                                               FINANCIAL INFORMATION                            Page No.
 ITEM 1.     FINANCIAL STATEMENTS
             Balance Sheets as of September 30, 2009  (unaudited) and December 31, 2008               1
            (audited)
             Statement of Operations for the three and nine months ended September 30,                2
            2009 and 2008 (unaudited)
             Statement of Cash Flows for the three months ended September 30, 2009 and                3
            2008 (unaudited)
             Footnotes to the financial statements                                                    4
 ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION                               14
 ITEM 3.     CONTROLS AND PROCEDURES                                                                 15

                                              PART II
                                         OTHER INFORMATION
 ITEM 1.     LEGAL PROCEEDINGS                                                                       16
 ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS                              16
 ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                         17
 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     17
 ITEM 5.     OTHER INFORMATION--OFFICERS AND DIRECTORS, PSGI & SUBS                                  18
 ITEM 6.     EXHIBITS                                                                                19




                         PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                             PRIME STAR GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                      Sept 30,                           December 31,
                                                       2009                                  2008
                                                   (Unaudited)                            (Audited)
                                                   =============                    ====================
ASSETS
Current assets:
Cash                                               $            6,033               $
Inventory                                                      305,750                         339,722-
                                                   ====================             ====================
Total current assets                                           311,783                         339,722-

Machinery and equipment                                      1,133,846                        1,133,846
Intangible assets                                                    -                                -
                                                   ====================             ====================

Total assets                                                 1,445,629                       1,473,568-
                                                   ====================             ====================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accruals                                4,229,571                        4,229,565
Accrued compensation - chairman and majority
stockholder                                                    941,016                          891,016
Advances from related parties                                3,844,855                        3,818,822
                                                   ====================             ====================
Total current liabilities                                    9,015,442                        8,949,402

Stockholders' equity
Preferred stock, $0.0001 par value, 25,000,000
shares                                                               -                                -
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares                    -                                -
authorized, no shares issued
Common stock, $0.0001 par value, 125,000,000 shares
authorized, 52,716,078and 1,368,529 shares issued
and outstanding                                                  4,481                              137
Stock bought or for services not issued 720,000 and
720,000
shares                                                              72                               72
Common stock subscribed                                         10,000                           10,000
Additional paid-in capital                                  40,368,703                       39,265,196
Accumulated (deficit)                                      (47,890,191)                     (46,751,239)
                                                   ====================             ====================
                                                            (7,506,935)                      (8,949,402)
                                                   ====================             ====================
                                                   $         1,482,474              $                 -
                                                   ====================             ====================

         SEE NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS.


                           CONSOLIDATED STATEMENT OF
                                   OPERATIONS
                           FOR THE NINE MONTHS ENDED


                                                             SEPT 30,
                                          2009                                2008

Sales                           $           -           $                              -
Cost of sales                               -                                          -
                                    =====================              ==================

Gross profit                                           -                               -

Expenses:
Depreciation and amortization                          -                               -
General and administrative
expenses                                    2,662,775.90                          45,000
General and administrative
expenses -                                        47,925
related party                                          -                          60,000
Loss due to impairment of
equipment                                              -                               -
                                    =====================              ==================

Total cost and expenses                      2,678,675.90                        105,000
                                    =====================              ==================

Net operating (loss)                      (2,678,675.90)                       (105,000)
                                    =====================              ==================

DISCONTINUED OPERATIONS
 Loss from Continued Operations
Net loss                        $        (2,678,675.90)                $       (105,000)
                                    =====================              ==================


Loss per share from continuing
operations                      $                      -               $
                                    =====================                 ===============
Loss per share from discontinued
operations                      $                 (0.04)               $          (0.08)
                                    =====================                 ===============
Total loss per share            $                 (0.04)               $          (0.08)
                                    =====================                 ===============
Weighted average number of
common shares outstanding -
basic

          SEE NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS

                             PRIME STAR GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     FOR THE 3 MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                          SEPT 30, 2009                    SEPT 30,
                                                                             ===================================
                                                                                  2009               2008

                                                                             ================    ================

Net loss from operations                                    (352,350)         $ (2,678,675.90)        $ (105,000)

Adjustments to reconcile net income to
net
  cash provided by (used by) operations:
Stock based compensation                                      326,317            2,566,870.90
Write-down of inventory                                                                33,972
Changes in assets and liabilities:
  Accounts payable and accrued expenses                        20,000                  40,000            45,000-
  Accrued expenses - Related parties                            6,033                  37,833             60,000
                                                            =========         ===============        ===========
                                                                   0-                     0--               0.--
Net cash provided from operating
activities                                                                                  -                  -

Cash Flows from financing activities

Net increase (decrease) in cash                                                             -


Cash - ending ...........                                         $ -                     $ -                $ -
                                                          ===========         ===============       ============


Supplemental disclosures:

Interest paid ...........                                         $ -                     $ -                $ -
                                                          ===========         ===============       ============
Income taxes paid .......                                         $ -                     $ -                $ -
                                                          ===========         ===============       ============
































         SEE NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS.

1. Significant Accounting Policies
----------------------------------

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

2. Preparation of Financial Statements and Interim Presentation
---------------------------------------------------------------

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

3. Going Concern
----------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended Sept 30, 2009 and 2008, the Company incurred losses from discontinued operations of $2,678,675.90 and $105,000, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

The Company has had no significant operations, assets, or liabilities since November 7, 2005, and accordingly, is fully dependent upon future sales of securities or upon its current management and / or advances or loans from significant or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity. Because of these factors, our auditors have issued an opinion for the Company which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

4. Related Party Transactions
-----------------------------

At June 30, 2007 the Company has the following liabilities to its Chairman and major stockholder:


 Accrued              $  136,015
compensation
 Advances                306,255

5. Long-term Convertible Debt
-----------------------------

None.

6. Commitments and Contingencies
--------------------------------

Legal proceedings

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation.

7. New Accounting Standards
---------------------------

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is evaluating the impact that the adoption of this standard will have on the Company's results of operations and financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company is evaluating the impact that the adoption of this standard will have on the Company's results of operations and financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has looked at subsequent events through November 5, 2009 and has included all subsequent events in Note 14 - Subsequent Events.

In June 2009, the FASB issued SFAS No. 166, "Accounting For Transfers of Financial Assets -- An Amendment Of FASB Statement No. 140" ("SFAS 166") [ASC860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 166 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167") [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification(TM) and the Heirarchy of Generally Accepted Accounting Principals - A Replacement of FASB Statement No. 162" ("SFAS 168"). This Standard establishes the FASB Accounting Standards Codification(TM) (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009.

8. Restatements
---------------

The accompanying consolidated financial statements as of and for the nine months ended Sept 30, 2009 include the fix restated items from the previous six month period for the following items: Issuance of 938,400 shares of common stock for consulting services totaling $46,920 resulting in an increase in general and administrative expense by such amount and common stock by $94 and additional paid-in capital by $46,826; issuance of 13,796,200 shares of common stock for investor relations services totaling $689,810 resulting in an increase in general and administrative expense by such amount and common stock by $1,380 and additional paid-in capital by $688,430; and write-down of inventory by $33,972 resulting in an increase in general and administrative expense by such amount and decrease in inventory in the same amount. Overall effect on net loss totaled $770,702 to a restated net loss of $796,602 or $0.05 per share from a previously reported net loss of $25,900 or $0.015 per share for the period ending March 31, 2009.

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

We have signed distribution agreements with Vintners' Private Reserve, Hemp C Iced Tea and P/R Private Reserve to exclusively distribute their Trademarked
Products. Our Wild Grill Foods, Inc. wholly owned subsidiary has begun production and shipment of product orders, as of October 1, 2009.

CURRENT OPERATIONS

We had no revenues for either the three months ended Sept 30, 2009 and 2008 or the nine months ended Sept 30, 2009 and 2008.

For the three months and nine months ended Sept 30, 2009, we incurred general and administrative expenses of $352,350 and 2,677,146.20 respectively and related party expenses of $6,033 and 37,833 respectively for a total of $358,383 and $2,678,675.90 respectively. This compares with general and administrative expenses of $125,000 and related party expenses of $60,000 for the corresponding period of the prior year. As a result of the foregoing, the company had a loss for the three months ended Sept. 30, 2009 of 358,383 and nine months of 2,678,675.90 compared to a no loss for the three months ended Sept., 2008 and $105,000 for the nine months ended Sept. 30, 2008.

The Company has expended much of its time and efforts on research, development and procuring production facilities to begin production of its existing brand lines as well as introducing several new and vibrant products for our drink and specialty food divisions.

                        LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at Sept. 30, 2009 compared to December 31, 2008.


                               Sept. 30, 2009       December 31,               INCREASE / (DECREASE)
                                                        2008
                              ==========================================================================
                                                                              $               %
                              ==========================================================================

Current Assets                 $311,783                $339,722           ($27,939)               9.11%
                              ==========================================================================

Current Liabilities           $9,015,442             $8,949,402            66,040                  .07%
                              ==========================================================================

Working Capital Deficit       $8,703,659             $8,609,680            $93,979                1.09%
                              ==========================================================================


As of Sept 30, 2009, we had a working deficit of $8,703,659 compared to working deficit of $8,609,960 as of December 31, 2008. As of Sept 30, 2009, we had $6,033 cash on hand, 311,783 of assets and a working capital deficiency of $8,703,659.


OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended Sept. 30, 2009 and 2008, the Company incurred losses from discontinued operations of $2,678,675.90 and $105,000, respectively. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses, which have caused management to conclude that, as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We were unable to meet our requirements to timely file our Form 10-QSB for the period ended September 30, 2005; our Form 10-KSB for the year ended December 31, 2005; our quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006; our Form 10-KSB for the year ended December 31, 2006; and our Form 10-QSB for the periods ended March 31, 2007 and June 30, 2007 and and the Form 10-Q June 30, 2009 was filed one day late. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.


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


ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the 3 month period ending Sept. 30, 2009, the Company issued 7,365,000 shares of common stock for consulting and investor relations services totaling $368,250.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

         None for this two year period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None for this quarter.

ITEM 5. SUBSEQUENT EVENTS

REVENUES: The Company has revenues that began generating, through two of its wholly owned subsidiaries, the first week of October, 2009.



ITEM 6.               EXHIBITS

                                                                          INCORPORATED BY REFERENCE
                                                               =================================================
  EXHIBIT            EXHIBIT DESCRIPTION         FILED HEREWITH    FORM       PERIOD     EXHIBIT   FILING DATE
                                                                              ENDING
================================================================================================================
3(i)(a)     Articles of Incorporation                             10-KSB     12/31/99      3.1      04/13/00
3(i)(b)     Certificate of Amendment to the                       10-KSB     12/31/99      3.2      04/13/00
            Articles of Incorporation
3(i)(d)     Certificate of Amendment to the                       10-QSB     03/31/02      3.4      05/20/02
            Articles of Incorporation
3(ii)(a)    Bylaws of the Company                                 10-KSB     12/31/99      3.3      04/13/00
4.1         Certificate of Change in Number of                      S-8                    4.3      04/05/02
            Authorized Shares
4.2         Certificate of Designation Series A                     S-8                    4.4      04/05/02
            Convertible Preferred Stock
4.3         Amended Stock Plan                                    10-QSB     09/30/04      4.1      11/19/04
4.4         Securities Purchase Agreement with                      8-K                    4.1      11/04/04
            Laurus Master Fund, Ltd.
4.5         Registration Rights Agreement with                      8-K                    4.2      11/04/04
            Laurus Master Fund, Ltd.
4.6         Master Security Agreement with Laurus                   8-K                    4.3      11/04/04
            Master Fund, Ltd.
4.7         Subsidiary Agreement between All-Star                   8-K                    4.4      11/04/04
            Beverages and Laurus Master Fund,
            Ltd.
10.1        Employment Agreement with Roger                       10-KSB     12/31/02     10.4      04/16/03
            Mohlman
10.2        Trademark and Design License                          10-KSB     12/31/02     10.6      04/16/03
            Agreement for use of Hawaiian Tropic
            name
10.3        Employment Agreement with Daniel                        8-K                    10       05/19/05
            Beckett
10.4        Forbearance Agreement with Laurus                       8-K                   10.1      08/10/05
            Master Fund, Ltd.
10.5        Secured Convertible Note with Laurus                    8-K                   10.2      08/10/05
            Master Fund, Ltd.
10.6        Master Security Agreement with Laurus                   8-K                   10.3      08/10/05
            Master Fund, Ltd.


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


--------------------------------------------------------------------------------
                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        PRIME STAR GROUP, INC.
                                        (REGISTRANT)

Date:  November  12, 2009                By: /s/ Roger Mohlman
================================================================================
                                       Roger Mohlman
                                       Chief Executive Officer
                                       Principal Financial Officer and
                                       Principal Accounting Officer

EXHIBIT 31

                                                 CERTIFICATION

I, Roger Mohlman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PRIME STAR GROUP, INC.

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

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors of the small business issuer's board of directors (or persons performing the equivalent functions):

             (a) All significant deficiencies and material in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

             (b)   Any  fraud, whether or not material, that involves management
                   or   other   employees   who  have  a significant  role  in
                   the small business issuer's internal control over financial reporting.

Date: November 12, 2009
/s/ Roger Mohlman
____________________________
Roger Mohlman
Chief Executive Officer and Principal Accounting Officer

EXHIBIT 32

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Prime Star Group, Inc .. (the "Company") on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roger Mohlman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Roger Mohlman
  Roger Mohlman, Chief Executive Officer and
  Principal Accounting Officer
  November 12, 2009