Form 10-K
period 2009-12-31
PRIME STAR GROUP INC
filed 2010-05-14
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number 001-32220

PRIME STAR GROUP, INC.
 (Exact name of registrant as specified in its Charter)

Nevada	87-0636498
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4560 S. Decatur, Suite 301B, Las Vegas, Nevada 89103
(Address of principal executive offices)

Registrant’s telephone number, including area code: (702) 497-0736

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

Indicate by check mark whether the registrant (1) has filed all reports has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any amendment to this Form 10-k. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company. [   ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 13, 2010 was approximately $373,076.

The registrant had 50,442,778 shares of common stock and 0 shares of preferred stock outstanding as of March 31, 2010.

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

Additional Subsidiaries of PRIME STAR GROUP, INC..

With the purchase and completion of the three plants in the United States, separate Nevada corporations were incorporated for each plant.  These corporations only held the physical assets of each plant.  The following is a list of all subsidiaries of American Water Star owned as of December 31, 2009.  Due to the defaults with Laurus Master Fund, which is described in more detail below, we lost all assets owned by the listed subsidiaries and no longer operate any of the listed entities.

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

The multi-billion dollar liquor industry has companies with a long history of success and established market share.  PSGI does not intend to compete with those companies or their conventional packaging methods.  The Company will enter this profitable marketplace with a line of exciting new products and with a new and very unique packaging concept.  We will target the high-end market with our own quality line of distilled spirits alone and with the unique and proprietary soft pouch is a key element in PSGI’s corporate strategy, product line and global sales and marketing plan for our mixed drinks.  This packaging style is embodied in one of PSGI’s customers sales slogans, “It’s In The Bag.”

The Industry

Pouch Packaging

According to Freedonia Group’s Projections , the pouch market will be 6.5 billion in the U.S. alone by 2010.  The global market is estimated to be 21.8 billion in 2005.

If anyone had predicted in 1981 that Kraft’s new foil pouch containing all natural Capri Sun™ Juice would begin a packaging revolution others would surely have jumped on the pouch bandwagon.

A range of factors will contribute to the huge proliferation of this packaging format. These include; convenience features, market differentiation, shelf-appeal, price-appeal, increase in the number of new products and faster inventory turns.

Marketing and Distribution

The Bartender’s Choice™ product line will initially launch with:

•    Classic Margaritas
•    Strawberry Margaritas
•    Mojitos

The drinks will be packaged individually in a 200ml (6.78 oz) flexible pouch with a Bartender’s Best Logo along with the flavor and type of beverage seductively displayed.

The individual servings will then be packaged in 10 serving Party Pack for club stores and super markets and sold individually at convenience stores as well.

There are a myriad of bottles and jugs that contain liquor, and mixed drinks. There are bottles of mixes only, liquor only, and mixed drinks.  The manufacturers, shippers, distributors and retailers of these products share a common situation…how to improve profit, expand and retain market share. Bottles, glass or plastic, have physical characteristics that define the amount that can be shipped and displayed in a given space.  The PSGI ‘pouch’, or soft bag, developed and protected by trade secrets is a 200 ml container for individual ready to drink adult beverages. It consists of several layers of clear film, one with the artwork, consumer and branding information.  The pouch comes with a drinking straw that is also used to pierce the pouch (anywhere on the pouch), and drink from it. The film “seals” around the straw so there is no leakage. A single pouch can be consumed just as it comes by the purchaser, served as a ‘perfect mixed drink every time’ NO BARTENDER NEEDED™.  It can also be poured into other containers such as the typical drink glass in a club, bar, casino, home or elsewhere for those who do not wish to present or consume the adult beverage from the pouch itself using the provided straw.

Since alcohol does not freeze, but does become very cold, we’ve created a formula that allows the drink to become slushy. The Bartender’s Choice pouch placed in a tub of ice, a store, home or airline freezer becomes a self-contained, individually chilled adult beverage drink waiting to be consumed.  The additional upside of the pouch for the end user is that the product is not spoiled if not used or completely consumed.  The consumer can just place the pouch back in the freezer and use when desired. It does not require typical “shelf-space” to be seen and purchased and, therefore, does not necessarily have to displace the shelf space other mixed drinks or liquor that may be available in bottles or cans nor force Bartender’s Choice™ to compete with ‘giants’ in the industry for that very expensive shelf space.   The soft Bartender’s Choice™ pouches can be stored and/or displayed in many ways and places, such as in large tubs, with or without ice and other trade secret methods of placement.

A typical Bartender’s Best™ Margarita drink placed in a freezer turned to slush within 45 minutes.  When left out at room temperature, it remained slushy for one hour and 20 minutes and stayed completely cold for an additional 20 minutes. Since no ice is used, the drink does not lose any flavor while the typical margarita does when the ice melts.

Private Label

PSGI will also offer their cost effective and consumer pouch for other manufactured brands in the market that want to take advantage of the trend of adult beverages packaged in pouches.  It is an opportunity for establishments to put their name as the brand on the product. PSGI does not believe that this will pose any type of competitive threats to PSGI’s own brands because it is a controlled environment and we will know their strategies and limited distribution.  More of the same packaging type increases growth in our sector and does nothing but help PSGI.

Competition

As of this date, PSGI has no real direct competition to its packaging of adult spirit based beverage in a pouch.  Due to the efficiency and low cost manufacturing of the pouch, PSGI’s management believes that it will take a minimum of two years to compete with PSGI in terms of quality and price.

Intellectual Property

We manufacture, promote and sell our Bartender’s Choice™ under our trademark-protected brand. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.  Registrations of trademarks can generally be renewed as long as the trademarks are in use.

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

ITEM 2.  PROPERTIES

We do not own any real property.  Our principal executive offices are located at 4560 S. Decatur, Suite 301B, Las Vegas, Nevada 89103 where we are leasing approximately 2,000 square feet under an agreement that commenced in January 1 2010 and expires in December, 2010.  We also have support staff located at 650 Oakmont, Suite 2110, Las Vegas NV 89109.

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

On April 4, 2004 Michiana Dairy Processors, LLC filed a complaint against Star Beverages, Inc. (sic) in circuit court in Lake County Indiana, cause number 45C01-0404-PL-00085 which was subsequently amended to included American Water Star, Inc. (now Prime Star Group, Inc.) and its subsidiary entities, All Star Beverages, Inc., All Star Beverages of Arizona, Inc., Geyser Beverages, Inc., Hawaian Tropicals, Inc., on March 3, 2009 this case was removed to the Federal Court of Northern Indiana, Hammond Division and is in the discovery phase, awaiting trial.  PSGI intends to defend itself against this frivolous lawsuit.  PSGI believes Michiana Dairy, LLC perpetrated a fraud by not having the authority to enter into a contract, since it was not permitted to bottle water or other beverage products in the State of Indiana.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did have to submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2009.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted under the symbol “PSGI” on the over-the-counter (“OTC”) Bulletin Board quotation system as of February 2009. In June of 2004, our common stock was approved for listing and trading on the American Stock Exchange under the symbol “AMW.”  Prior to being listed on the American Stock Exchange, our common stock was quoted on the OTC Bulletin Board under the symbol “AMWS.”  Our common stock began being quoted on the OTC Bulletin Board in December 2000.

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

PERIOD	HIGH	LOW
2009
First Quarter	$0.75	$0.005
Second Quarter	$0.30	$0.10
Third Quarter	$0.19	$0.03
Fourth Quarter	$0.30	$0.29

PERIOD	HIGH	LOW
2008
First Quarter	$6.00	$0.01
Second Quarter	$1.00	$0.01
Third Quarter	$1.00	$0.06

Holders of Common Stock

As of December 31, 2009, we had approximately 1020 stockholders of record of the 1,716,678 shares of common stock outstanding.

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

Subsequent Issuances

We signed a lease in January 2010 for the office address of 4560 S. Decatur, Suite 301B, Las Vegas, Nevada 89103.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Revenue Recognition

Revenue is recognized when products are delivered to the customer which occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer.  Revenue recognition is deferred in all instances where the earnings process is incomplete based on the criteria listed above.  As of December 31, 2009 and 2008, we did not have any revenues that were required to be deferred.  Management provides for sales returns and allowances in the same period as the related revenues are recognized.  Management bases their estimates on historical experience or the specific identification of an event necessitating a reserve.

In accordance with Emerging Issue Task Force (“EITF”) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” slotting fees, buy downs, cooperative advertising and other reductions and incentives given by us to our customers are included as a reduction of revenue, rather than as a cost of goods sold.

Slotting fees paid to a customer are generally amortized over the life of the slotting agreement which is typically one year and included as reduction of revenues.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”  SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense, generally over the service period.  The fair value of stock options is based upon the market price of our common stock at the grant date.  We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model.  The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock.  If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different and our results of operations could be materially impacted.

Accounting for Non-Employee Stock-Based Compensation

We measure compensation expense for non-employee stock-based compensation in accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  The fair value of the option issued or expected to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  In the case of the issuance of stock options, we determine the fair value using the Black-Scholes option pricing model.  The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Modifications to Convertible Debt

We account for modifications of embedded conversion features (“ECF”) in accordance with EITF 06-6 “Debtors Accounting for a Modification (or exchange) of Convertible Debt Instruments.”  EITF 06-6 requires the modification of a convertible debt instrument that changes the fair value of an ECF be recorded as a debt discount and amortized to interest expense over the remaining life of the debt.  If modification is considered a substantial (i.e., greater than 10% of the carrying value of the debt), an extinguishment of the debt is deemed to have occurred, resulting in the recognition of an extinguishment gain or loss.

Derivative Financial Instruments

Derivative financial instruments, as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g., interest rate, security price or other variable), that require no initial net investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments.  Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

Equity Instruments Issued with Registration Rights Agreement

We account for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies” as required by FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which was issued December 21, 2006.  Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). This standard permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates.  For items for which the fair value option has been elected, an entity would report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  We adopted the standard as of January 1, 2008 but did not have any of its eligible financial assets and liabilities under the guidance of this standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or (“SFAS No. 141(R)”). SFAS 141(R) expands the definitions of a business and a business combination and requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense.  Upon the Company’s adoption of SFAS 141(R), any subsequent changes to the Company’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of acquisition date of the associated business combination.  Rather, those changes will typically be recognized as an adjustment to income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this statement to have a significant impact on its current financial statements, although it is likely to have a significant effect on reporting of any acquisitions completed after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” (“SFAS No. 160”).  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  SFAS No. 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly to equity transactions.  When a subsidiary is deconsolidated, any retained noncontrolling equity investment should be initially measured at fair value, with any gain or loss recognized in earnings.  SFAS No. 160 requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, including interim periods within those fiscal years.  We do not expect SFAS No. 160 will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities.  SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  We do not expect the adoption of SFAS No. 161 to have a significant impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for us in the fiscal year beginning September 30, 2009.  We do not expect the impact of the adoption of FSP 142-3 to impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not expect the adoption of SFAS No. 162 to have a significant impact on our consolidated financial statements.

Results of Operations for the Fiscal Year Ended December 31, 2009 and 2008

Sales

For the year ended December 31, 2009 we had revenues of $25,600.00.  We had no revenues for the year ended December 31, 2008.   For the year ended December 31, 2009 our general and administrative expenses totaled $125,000 a decrease of $492,826 from the $617,826 for the year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, the company had $39,816.00 cash and a deficit in working capital of $125,000 compared to no cash and a deficit in working capital of $617,826 as of December 31, 2008.

Cash used in operating activities totaled $125,000 for the year-ended December 31, 2009.  The 2009 amounts represent on the loss of $125,000.

There were no investing activities in either period.  Although the company has a deficit in working capital it believes that it will be able to raise funds for its operations or find a company to acquire with its stock or with which to merge.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Selling and Marketing Expenses

We did not have any selling and marketing expenses in 2009 or 2008.

General and Administrative Expenses

General and administrative expenses include personnel costs for management, operations and finance functions, along with legal and accounting costs, bad debt expense, insurance and non-cash, stock-based compensation.

General and administrative expenses stayed the same for decreased from $617,826 to $125,000 because of key personnel waiving their salaries and a consolidation of rent.

Cash Flows

The following table sets forth our cash flows for the year ended December 31:

	2009	2008	Change

Discontinued activities	$(125,000)	$(617,826)	$492,826

Adjustments to reconcile net Loss to net cash used in Operating activities	44,585	22,500	22,085

Financing activities	-	-	-

Change	$(80,415)	$(595,326)	$514,911

Operating Activities

Operating cash flows for the 2009 period reflects our net loss of $125,000.

Operating cash flows during 2008 reflect our net loss of $617,826.

Investing Activities

We had no investing activities in 2008 or 2009.

Financing Activities

We had no financing activities in 2008 or 2009.

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

ITEM 8.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Prime Star Group, Inc.

We have audited the accompanying consolidated balance sheets of Prime Star Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity  and cash flows from operations for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Gruber & Company, LLC

Gruber & Company, LLC
Lake Saint Louis, Missouri

May 12, 2009

PRIME STAR GROUP, INC.
BALANCE SHEET

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash	$39,813	$-
Inventory	305,750	339,722
Total current assets	345,563	339,722
Artwork and trade names	125,000
Accounts Receivable	25,600
Equipment, net of accumulated depreciation	1,133,846	1,133,846

Total assets	$1,630,009	$1,473,568

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	4,065,288	4,229,565
Accrued liabilities	45,000	45,000
Accrued compensation - chairman and majority stockholder	856,015	856,015
Advances from related parties	3,818,822	3,818,822
Total current liabilities	8,785,125	8,949,402

Stockholders' equity
Preferred stock, $0.0001 par value, 25,000,000 shares	-	-
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares	-	-
authorized, no shares issued
Common stock, $0.0001 par value, 125,000,000 shares
authorized, 44,585,529, and 1368529 shares issued
and outstanding as of 12/31/07 and 12/31/06	4,459	137
Stock bought or for services not issued 720,000 and 720,000
shares at 12/31/09 and 12/31/08	72	72
Common stock subscribed	10,000	10,000
Additional paid-in capital	39,706,592	39,265,196
Accumulated (deficit)	(46,876,239)	(46,751,239)
Total stockholders' equity	(7,155,116)	(7,475,834)
Total liabilities and stockholders' equity	$1,630,009	$1,473,568

See notes to consolidated financials

PRIME STAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2009	2008

Sales	$-	$-
Cost of sales	-	-

Gross profit	-	-

Expenses:
Depreciation and amortization	-	-
General and administrative expenses	125,000	377,826
General and administrative expenses - related party		240,000
Loss on disposal of disposal of discontinued operations	-	-

Total cost and expenses	125,000	617,826

Net operating (loss)	(125,000)	(617,826)

Other (expense):
Interest (expense)	-	-
Interest (expense) related party	-	-

Total other income (expense)	-	-

Net loss	(125,000)	(617,826)

Loss per share from continuing operations	$-	$-
Loss per share from discontinued operations	$(0.00)	$(0.45)
Total loss per share	$(0.00)	$(0.45)
Weighted average number of
common shares outstanding - basic and fully diluted	44,468,530	1,368,529

See notes to consolidated financials

PRIME STAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unamortized	Stock
			Additional	cost of	Earned	Stock	Common		Total
	Common Stock		Paid-in	Shares Issued	for Services	Issuance	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	for Services	Not Issued	Obligation	Subscribed	(Deficit)	Equity

Balance, December 31, 2009	44,585,530	$4,459	$39,706,592	$-	$72	$-	$10,000	$(46,133,413)	$(6,412,290)

Net loss for the year
ended December 31, 2008	-	-	-	-	-	-	-	(617,826)	(617,826)

Balance, December 31, 2007	44,585,530	4,459	39,706,592	-	72	-	10,000	(46,751,239)	(7,030,116)

Capital contribution:
Property and equipment
Inventory
Paid for professional services

Net loss for the year
ended December 31, 2009	-	-	-	-	-	-	-	(125,000)	(125,000)
Balance, December 31, 2008	44,585,530	$4,459	$39,706,592	$-	$72	$-	$10,000	$(46,876,239)	$(7,155,116)

See notes to consolidated financials

PRIME STAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net loss from discontinued operations	$(125,000)	$(617,826)
Adjustments to reconcile net loss to net cash used
in operating activities
Professional services contributed by shareholders	44,585	22,500
Changes in operating assets and liabilities
Accounts payable and accrued expenses	595,326	595,326

Net cash used in operating activities	--	--

Cash flows from financing activities
Advances from related parties	--	--
Net cash provided from financing activities	--	--

Net increase (decrease) in cash	--	--
Cash - beginning	25,767	--
Cash - beginning	39,813	--
Cash - change in cash	$14,056	$--

Supplemental disclosures:
Interest paid	$--	$--
Income taxes paid	$--	$--

Supplemental schedule of noncash investing and financing activities:

Equipment contributed as additional capital contributions	$1,133,846	$1,133,846
Inventory contributed as additional capital contributions	339,722	339,722

See notes to consolidated financials

Prime Star Group, Inc. and Its Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2009

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

During the year ended December 31, 2008 the Company’s Chief Executive Officer and major shareholder contributed packaging inventory with a cost of $339,722.  The Company determined that the original cost approximated fair market value upon the date of contribution.

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

During the year ended December 31, 2008, the Company’s Chief Executive Officer and major shareholder contributed bottling equipment with a cost of $1,133,846.  The Company determined that the original cost approximated fair market value upon the date of contribution.  The bottling equipment was not placed into service as of December 31, 2008, therefore no depreciation was provided for the year ended December 31, 2008.

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

Prime Star Group, Inc. and Its Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

In December 2007, the SEC issued SAB 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. We do not expect SAB 110 will have a material impact on our balance sheets, statements of operations and cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). This statement changes the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our financial statements.

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

 2.       Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years  ended December 31, 2008 and 2007, the Company incurred losses from operations of $617,826 and $726,000, respectively.  In addition, the Company has a deficit in working capital, and a deficit of retained earnings, and a negative stockholders’ equity.   The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5.  Income Taxes

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income.  The Company had no income tax provision for the years ended December 31, 2008 and 2007.  There is approximately $46,000,000 of net operating loss carry-forward, which expires beginning in 2022.  the net deferred tax is as follows:

	For the Years Ended December 31,
	2008		2007
Non-current deferred tax assets (liabilities): Net operating loss carry-forward		$14,500,000		$14,052,000
Valuation allowance		(14,500,000)		(14,052,000)
	$	---	$	---

Prime Star Group, Inc. and Its Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2008

A reconciliation of the provision for income taxes to the statutory federal rate (34%) for continuing operations is as follows:

	For the Years Ended December 31,
	2008	2007
Statutory tax benefit	$(258,400)	$(246,840)
Non-deductible expense	--	164,220
Valuation allowance	258,400	82,620
	$--	$--

6.  Related Party Transactions

During the year ended December 31, 2007 our Chairman, Chief Executive Officer and largest stockholder of the Company has advanced $4,812,663 to the Company.

Entities controlled by the former wife of the Company's Chairman, Chief Executive Officer and largest stockholder provided the following to the Company for the year ended December 31, 2008 and December 31, 2007, respectively:

Services:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

Payments under operating and capital leases	$--	486,000

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

•	Options and Warrants

•
During the first quarter of 2005, we issued warrants to purchase 1,500,000 shares of common stock to Laurus Master Fund, Ltd.  The value of the warrants using the Black-Scholes method was $107,000 that was recorded as additional paid-in capital.

•	A summary of stock options and warrants is as follows:

	Options	Weighted Average Price		Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	600,000		$.77	13,376,538		$.48
Granted	---		---	---		---
Cancelled	(600,000)		$(.77)	(13,376,538)		$(.48)
Exercised
Outstanding at December 31, 2007	---	$	---	---	$	---

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officer”) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2008 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The management has identified the following five material weaknesses which have caused the management to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 9B  OTHER INFORMATION

There is no other information at this time.

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age		Position(s) and Office(s)
Roger Mohlman	61		Chief Executive Officer, Chief Financial Officer, Secretary, Director
KD Austin	45	Sec	Secretary

Roger Mohlman: Mr. Mohlman joined the company in April 2002 and brings over 30 years of successful experience in licensing products and business development. During the past 27 years, Mr. Mohlman has held “Who’s Who” recognitionfor his expertise in securing licenses in the apparel and novel industries, including the NFL, NBA and NHL.  He has a wealth of experience in restructuring many high growth businesses and in servicing mass-merchandising accounts.  He brings vision, experience, talent, contacts and drive that will contribute significantly to the company’s future success.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

Set forth below is a summary of compensation for our principal executive officer and our two most highly compensated officers other than our principal executive officer (collectively, the “named executive officers”) for our last two fiscal years.  There have been no annuity, pension or retirement benefits ever paid to our officers, directors or employees.

With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and unless expressly stated otherwise in a footnote below, none of the named executive officers received other compensation, perquisites and/or personal benefits in excess of $10,000.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Roger H. Mohlman, CEO1	2008	$	deferred	$-0-	$-0-	$-0-	$-0-	$-0-	$	deferred

(1) Mr. Mohlman has served as Chief Executive Officer, President, and director of American Water Star since June 2002.  In July 2003, he was also named Chairman of the Board and Chief Financial Officer of American Water Star.  Mr. Mohlman’s salary was deferred for American Water Star’s 2007 and 2008 fiscal years.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the stock ownership as of the date of this Report, with respect to: (i) each person who is known to the Company to beneficially own more than 5% of the Company’s common stock; (ii) each officer and director; and (iii) all directors and officers as a group; based upon 1,716,678 shares of common stock outstanding.

Name of Beneficial Owner	Number of Shares	Percent of Ownership (3)
Roger Mohlman, President, CEO, and Chairman (4)	623,767	36.3%

Total of all Officers, Directors, and Beneficial Owners	623,767	36.3%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Gruber & Company, LLC (the “Independent Auditors”) were our independent auditors and examined our financial statements for the years ended December 31, 2008 and 2007, respectively.  The Independent Auditors performed the services listed below and were as paid the aggregate fees listed below for the years ended December 31, 2008 and 2007.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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