Form 10-K/A
period 2009-12-31
PRIME STAR GROUP INC
filed 2010-06-16
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K Amended

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

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

EXPLANATORY NOTE

Prime Star Group, Inc. and Subsidiaries is filing this amendment to its Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) for the purpose of filing audited financial statements. This amendment does not reflect events occurring after the filing of the Form 10-K and, except as set forth herein.

PART I.

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

Marketing and Distribution

The Bartender’s Choice™ product line will initially launch with:

-	Classic Margaritas
-	Strawberry Margaritas
-	Mojitos

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

Intellectual Property

We manufacture, promote and sell our Bartender’s Choice™ under our trademark-protected brand,.  Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.  Registrations of trademarks can generally be renewed as long as the trademarks are in use.

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

On April 4, 2004 Michiana Dairy Processors, LLC filed a complaint against Star Beverages, Inc. (sic) in circuit court in Lake County Indiana, cause number 45C01-0404-PL-00085 which was subsequently amended to included American Water Star, Inc. (now Prime Star Group, Inc.) and its subsidiary entities, All Star Beverages, Inc., All Star Beverages of Arizona, Inc., Geyser Beverages, Inc., Hawaian Tropicals, Inc., on March 3, 2009 this case was removed to the Federal Court of Northern Indiana, Hammond Division and is in the discovery phase, awaiting trial in November 2010.  PSGI intends to defend itself against this frivolous lawsuit.  PSGI believes Michiana Dairy, LLC perpetrated a fraud by not having the authority to enter into a contract, since it was not permitted to bottle water or other beverage products in the State of Indiana.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not have to submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2009.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted under the symbol “PSGI” on the PinkSheets quotation system as of May 2010. In June of 2004, our common stock was approved for listing and trading on the American Stock Exchange under the symbol “AMW.”  Prior to being listed on the American Stock Exchange, our common stock was quoted on the OTC Bulletin Board under the symbol “AMWS.”  Our common stock began being quoted on the OTC Bulletin Board in December 2000.

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

Holders of Common Stock

As of December 31, 2009, we had approximately 1448 stockholders of record of the 44,585,529shares of common stock outstanding.

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

Subsequent Issues

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

SUBSEQUENT EVENTS

We are no longer listed on the Over the Counter Bulletin Board (OTCBB) because of our late filing of our Form 10-K, as of May 2010.  We are currently listed on the PinkSheets at PSGI.PS.  The company is determined to make every effort to maintain all of its filings in a timely manner.

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

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Results of Operations for the Fiscal Year Ended December 31, 2009 and 2008

Sales

For the year ended December 31, 2009 we had revenues no revenues.  We had no revenues for the year ended December 31, 2008.   For the year ended December 31, 2009 our general and administrative expenses totaled $2,694,337 an increase of $2,076,511 from the $617,826 for the year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, the company had $17,060.00 cash and a net operating loss of $2,769,320 compared to no cash and net operating loss of 617,826 as of December 31, 2008.

Cash used in operating activities totaled a deficit of $104,678 for the year-ended December 31, 2009.

 There were an acquisition of intangible assets worth 10,057 for a negative investing activity as of December 31, 2009.  There was no investment activity as of December 31, 2008. Although the company has a deficit in working capital it believes that it will be able to raise funds for its operations or find a company to acquire with its stock or with which to merge.

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

General and administrative expenses increased from $617,826 to $2,769,320, because of issuance of shares for legal expenses, consulting fees and investor relations.

Cash Flows

The following table sets forth our cash flows for the year ended December 31:

	2009	2008	Change

Net loss	$(2,769,320)	$(617,826)	$2,151,511

Adjustments to reconcile net Loss to net cash used in Operating activities	3,577,470	22,500	3,554,970

Accounts Payable Settlements	(722,120)	-	(722,120

Change	$(86,030)	$(595,326)	$509,196

Operating Activities

Operating cash flows for the 2009 period reflects our net cash used in operating activites of $104,678.

Operating cash flows during 2008 reflect our net loss of $617,826.

Investing Activities

We had  investing activities in  2009 of a loss of 10,057.  We had no investing activities in 2008.

Financing Activities

We had financing activities in 2009 of 131,795 advances from related parties.  We had no financing activities in 2008.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Prime Star Group, Inc.

We have audited the accompanying consolidated balance sheets of Prime Star Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows from operations for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Star Group, Inc. as of December 31, 2009 and 2008, and the results of its consolidated operations and cash flows from operations for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/

Gruber & Company, LLC
Lake Saint Louis, Missouri

June 6, 2010

Prime Star Group, Inc. Consolidated Balance Sheets
	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash	$17,060	$-
Inventory	305,750	339,722
Prepaid expenses	160,800	-
Total current assets	483,610	339,722

Equipment	755,897	1,133,846
Intangible assets	10,057	-

Total assets	$1,249,564	$1,473,568

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	3,507,445	4,229,565
Accrued liabilities	45,000	45,000
Accrued compensation - chairman and majority stockholder	916,015	856,015
Advances from related parties	3,950,617	3,818,822
Total current liabilities	8,419,077	8,949,402

Stockholders' deficit
Preferred stock, $0.0001 par value, 25,000,000 shares	-	-
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares	-	-
authorized, no shares issued
Common stock, $0.0001 par value, 125,000,000 shares
authorized, 44,585,559 and 1,368,529 shares issued
and outstanding as of 12/31/09and 12/31/08	4,457	137
Stock bought or for services not issued 720,000 and 720,000
shares at 12/31/09 and 12/31/08	72	72
Common stock subscribed	10,000	10,000
Additional paid-in capital	42,336,517	39,265,196
Accumulated (deficit)	(49,520,559)	(46,751,239)
Total stockholders' deficit	(7,169,513)	(7,475,834)
Total liabilities and stockholders' deficit	$1,249,564	$1,473,568

See accompanying Notes to Financial Statements.

Prime Star Group, Inc. Consolidated Statements of Operations
	For the Years Ended
	December 31,
	2009	2008

Sales	$-	$-

Expenses:
General and administrative expenses	2,634,337	377,826
General and administrative expenses - related party	60,000	240,000
Research and development	74,983	-

Total cost and expenses	2,769,320	617,826

Net loss	(2,769,320)	(617,826)

Loss per share	$(0.11)	$(0.45)
Weighted average number of
common shares outstanding - basic	25,585,432	1,368,529

See accompanying Notes to Financial Statements.

Prime Star Group, Inc. Consolidated Statements of Changes in Stockholders' Deficit

				Stock
			Additional	Earned	Common		Total
	Common Stock		Paid-in	for Services	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Not Issued	Subscribed	(Deficit)	Deficit

Balance, December 31, 2007	1,368,529	$137	$37,769,128	$72	$10,000	$(46,133,413)	$(8,354,076)

Capital contribution:
Property and equipment	-	-	1,133,846	-	-	-	1,133,846
Inventory	-	-	339,722	-	-	-	339,722
Paid for professional services	-	-	22,500	-	-	-	22,500

Net loss for the year
ended December 31, 2008	-	-	-	-	-	(617,826)	(617,826)

Balance, December 31, 2008	1,368,529	$137	$39,265,196	$72	$10,000	$(46,751,239)	$(7,475,834)

Common stock issued for
services and investor relations	43,220,030	4,320	3,071,321	-	-	-	3,075,641
Net loss for the year
ended December 31, 2009	-	-	--	-	-	(2,769,320)	(2,769,320)

Balance, December 31, 2009	44,588,559	$4,457	$42,336,517	$72	$10,000	$(49,520,559)	$(7,169,513)

See accompanying Notes to Financial Statements.

Prime Star Group, Inc. Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net loss from discontinued operations	$(2,769,320)	$(617,826)
Adjustments to reconcile net loss to net cash used
in operating activities
Common stock issued for services expense	1,715,349	--
Common stock issued for investor relations expense	1,199,492	--
Impairment of inventory	33,972	--
Impairment of equipment	377,949	22,500
Accounts payable settlements	(722,120)	--
Changes in operating assets and liabilities
Accounts payable and accrued expenses	60,000	595,326

Net cash used in operating activities	(104,678)	--

Cash flows used for investing activities
Acquisition of intangible assets	(10,057)	--
Net cash used for investing activities	(10,057)	--

Cash flows from financing activities
Advances from related parties	131,795	--
Net cash provided from financing activities	131,795	--

Net increase (decrease) in cash	17,060	--
Cash - beginning	--	--
Cash - ending	$17,060	$--

Supplemental disclosures:
Interest paid	$--	$--
Income taxes paid	$--	$--

Supplemental schedule of noncash investing and financing activities:

Equipment contributed as additional capital contributions	$--	$1,133,846
Inventory contributed as additional capital contributions	--	339,722
Common stock issued for prepaid expenses	160,800	--

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

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Prime Star Group, Inc. a Nevada corporation and its wholly owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States.  All significant inter-company accounts and transactions have been eliminated.

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

Loss per Share

Net loss per share is provided in accordance with Financial Accounting Standards Board (“FASB”)  Accounting Standards Codification (“ASC”) Topic 260 (formerly Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”).  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  There were no securities considered to be dilutive in the computation of loss per share.   All earnings per share data has been recomputed based on the 1 for 100 split on April 11, 2008.

Cash and Equivalents

We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents

Trade Accounts Receivable

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

During the year ended December 31, 2009, the Company’s management determined that the packaging inventory had been impaired in the amount of $33,972.  Accordingly, the Company recorded an inventory impairment expense and reduced the carrying value of the packaging inventory by $33,972.

Goodwill, Trademarks and Other Intangible Assets

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives.

When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

We test intangible assets determined to have indefinite useful lives, including trademarks, and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

Research and Development

Research and development costs are charged to operations as incurred and consists primarily of consulting fees, design, and test productions of food and beverages. The Company incurred expenses of $74,983 and $-0- during 2009 and 2008, respectively.

Stock Based Compensation

The Company has adopted ASC Topic 718, “Share-Based Payment” (previously “SFAS 123(R)”).  This topic requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statement of operations.  Under this topic, we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provision of ASC Topic 718, “Share-Based Payment”, previously “SFAS 123(R)”.  Under this topic, common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services rendered.

Common stock, warrants and options issued for services by non-employees is accounted for based on the fair market value at the date the services are performed.  If the services are to be performed over a period of time the value is amortized over the life of the period that services are performed.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our Company adopted the provisions of this accounting guidance and changed our accounting policy effective January 1, 2007.   The adoption did not have an effect on our financial statements.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including, accounts payable and accrued expenses the carrying amounts approximate their fair values due to their short maturities.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The Company has determined that it has no assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008.

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

Bottling equipment	7 -10

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

During the year ended December 31, 2009, the Company’s management determined that the bottling equipment had been impaired in the amount of $377,949.  Accordingly, the Company recorded an equipment impairment expense and reduced the carrying value of the bottling equipment by $377,949.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with ASC Topic 815 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149).  Our Company recognizes all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets.

Advertising Costs

The Company expenses all costs of advertising as incurred.  There were $-0- and $-0- advertising costs included in general and administrative expenses as of December 31, 2009 and 2008.

Revenue Recognition

Revenue from the sale of our products is recorded when all of the following criteria are met:

Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, 0ur price to the buyer is fixed and determinable, and collectability is reasonably assured.

Sales are recorded net of discounts, rebates and promotional costs.

Debt issue costs

Costs related to securing our long-term debt are recorded as an asset and are amortized over the life of the debt.

Long-lived Assets

The Company applies the provisions of ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2009 the Company’s long-lived assets had been impaired in the amount of $377,949.

Recently Issued Accounting Standards

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation.

2.  Going Concern

 The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2009 and 2008, the Company incurred losses from operations of $2,769,320 and $617,826, respectively.  In addition, the Company has a deficit in working capital, and a deficit of retained earnings, and a negative stockholders’ equity.   The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  Goodwill, Trademarks and Other Intangible Assets

The following table summarizes information related to indefinite-lived intangible assets:

December 31,	2009	2008
Trademarks	$10,057	$-

Total amortization expense for intangible assets subject to amortization was  $-0- and $-0- for the years ended December 31, 2009  and 2008, respectively. Based on the carrying value of amortized intangible assets as of December 31, 2009, we estimate our amortization expense for the next five years will be as follows:

Amortization Expense
2010	$2,011
2011	2,011
2012	2,011
2013	2,011
2014	2,013

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

Accrued compensation totaled $916,015 and $ 856,015 at December 31, 2009 and 2008.

5.  Commitments and Contingencies

Legal proceedings

The Company has been defending a breach of contract civil action filed in 2004 in Indiana.  The primary allegation involves a packing agreement allegedly entered into between the Company’s Subsidiary and Michiana Dairy Processors, LLC  of Gary, Indiana.  The Company denies the existence of any such contract and that Michiana never obtained the required permits, licenses and /or insurance which were prerequisite to any such contract.  In 2009, the action was removed to the US District Court, Northern District of Indiana.  Michiana Processors, LLC  vs. All Star Beverages, Inc. et al, USDC (IN ND) Case no. 2:209-cv-00039 by defendants.  Trial is set for November 2010, however, the Company is extremely confident plaintiff’s case will be summarily dismissed on motions.  PSGI has filed cross-complaints against Michiana for intentioanal interference with the Company, including punitive damages, as well as recovery of all attorney’s fees and costs incurred.

The Company is involved in other various unresolved legal actions, administrative proceedings and claims in the ordinary course of business.  Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation.

Operating Leases

We had lease agreements and arrangements, whereby we lease warehouse and operating facilities.  Each lease expired on or before January 1, 2008.  For the years ended December 31, 2009 and 2008 our rent expenses  were $-0-  and $-0-.

6.  Income Taxes

Deferred income taxes are determined based on the tax effect of items subject to differences in book and taxable income.  The Company had no income tax provision for the years ended December 31, 2008 and 2009.  There is approximately $50,000,000 of net operating loss carry-forward, which expires beginning in 2022.  The net deferred tax is as follows:

	For the Years Ended December 31,
	2009		2008
Non-current deferred tax assets (liabilities): Net operating loss carry-forward		$16,000,000		$14,500,000
Valuation allowance		(16,000,000)		(14,500,000)
	$	---	$	---

A reconciliation of the provision for income taxes to the statutory federal rate (34%) for continuing operations is as follows:

	For the Years Ended December 31,
	2009		2008
Statutory tax benefit		$(1,160,350)		$(258,400)
Non-deductible expense		--		--
Valuation allowance		1,160,350		258,400
	$	----------	$	----------

7.  Related Party Transactions

 During the year ended December 31, 2008 our Chairman, Chief Executive Officer and largest stockholder of the Company has advanced $3,818,822 to the Company and is due accrued compensation in the amount of $916,015.   During the year ended December 31, 2009, our Chairman, Chief Executive Officer and largest stockholder has advanced $3,950,617.

8.  Equity Transactions

During the first quarter of 2009

The Company issued 968,400 shares of its common stock for consulting services with a fair value on the date of issuance of $48,420 and 13,796,200 shares for investor relations with a fair value on the date of issuance of $689,810.

During the second quarter of 2009

The Company issued 968,290 shares of its common stock for legal services with a fair value on the date of issuance of $96,829; 2,469,940 shares of its common stock for investor relation services with a fair value on the date of issuance of $246,994 and 10,000,000 shares of its common stock for consulting services with a fair value on the date of issuance of $1,000,000.

During the third quarter of 2009

The Company issued 2,600,000 shares of its common stock for consulting services with a fair value of on the date of issuance of $203,600.

During the fourth quarter of 2009

The Company issued 1,340,000 shares of its common stock for legal services that are prepaid at December 31, 2009 with a fair value of $160,800; 4,510,000 shares of its common stock for consulting services with a fair value on the date of issuance of $366,000, and 6,567,200 shares of its common stock for investor relations with a fair value on the date of issuance of $262,688.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as December 31, 2009 using the criteria set forth by the Commission of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

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

ITEM 9B.  OTHER INFORMATION

There is no other information at this time.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name	Age	Position(s) and Office(s)
Roger Mohlman	62	Chief Executive Officer, Chief Financial Officer, Secretary, Director
Jerry Ludeman	65	Secretary

Roger Mohlman: Mr. Mohlman joined the company in April 2002 and brings over 30 years of successful experience in licensing products and business development. During the past 27 years, Mr. Mohlman has held "Who's Who" recognition for his expertise in securing licenses in the apparel and novel industries, including the NFL, NBA and NHL. He has a wealth of experience in restructuring many high growth businesses and in servicing mass-merchandising accounts. He brings vision, experience, talent, contacts and drive that will contribute significantly to the company's future success.

Jerry Ludeman.   Mr. Ludeman is a seasoned executive with over 30 years experience in leading companies within the food and beverage industry. He has managed public and private companies nationally and internationally as CEO, President and Vice President positions and has served as officer, director, Executive Vice President of Sales & Marketing at corporations with revenues of between $1 million and $1 billion.  For eleven years, Mr. Ludeman served as Vice President of Sales & Marketing and Vice President of Food Service for Pet Foods. Mr. Ludeman held the title of President for Barrington Food Group, and Nexterra Marketing, companies that specialized in sales, marketing, product development and manufacturing, in addition to fund raising, organization restructuring and strategic consulting. Mr. Ludeman began his career as VP of  International Sales and Marketing with Lubri-Tech Products Div., Phillips Petroleum Company. Mr. Ludeman traveled the world and was instrumental in developing many new product innovations such as touch up paints for the motorcycle industry. Mr. Ludeman attended college at the University of Wisconsin.

Compliance with Section 16(a)of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, fficers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, since December 31, 2007, no delinquencies occurred.

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

(1)  Mr. Mohlman has served as Chief Executive Officer, President, and directo of  American  Water Star since June 2002.  In July 2003,  he was also named Chairman of the Board and Chief  Financial  Officer of American Water Star.  Mr.  Mohlman's  salary was deferred for American Water Star's 2009 and 2008  fiscal years.

Employment Agreements

Roger Mohlman: Effective January 1, 2003, we entered into an employment agreement with Roger Mohlman to serve as our President and CEO. Prior to that date, Mr. Mohlman did not have an employment agreement. The term of the employment contract was for one year from the effective date. The contract could be extended for an additional two years upon both parties mutual consent. The initial annual base compensation for 2003 was set at $120,000 (subject to increase by the Board of Directors), stock options, annual bonus in accordance with American Water Star's performance, and various benefits. In February 2004, pursuant to a resolution of the Board, the employment agreement was extended for two years and Mr. Mohlman's base salary was set at $240,000. In 2003, we accrued the $120,000 base salary and awarded Mr. Mohlman compensation of approximately
$42,500 for his services to us commencing in August 2002, all of which compensation was paid in April 2004. No compensation has been awarded to Mr. Mohlman for 2008 and 2009.

Director Compensation

In general, our directors are not compensated for their services, but are entitled for reimbursement of expenses incurred in attending board of directors meetings.

Grants of Plan Based Awards

There were no grants of plan-based awards during our last fiscal year

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Gruber & Company, LLC (the "Independent Auditors") were our independent auditors and examined our financial statements for the years ended December 31, 2009 and 2008, respectively. The Independent Auditors performed the services listed below and were as paid the aggregate fees listed below for the years ended December 31, 2008 and 2009.

Audit Fees

The Independent Auditors were paid aggregate fees of approximately $25,000 for the fiscal year ended December 31, 2009 and approximately $25,000 for the fiscal year ended December 31, 2008 for professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during these periods.

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

PART IV.
ITEM 15.  EXHIBITS.

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

PRIME STAR GROUP, INC.

DATED: June 10, 2010	/s/ Roger H. Mohlman
By: Roger H. Mohlman
Its: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)