Form 10-Q
period 2010-03-31
PRIME STAR GROUP INC
filed 2010-06-18
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[   ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32220

PRIME STAR GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0636498
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4560 S. Decatur, Suite 303B, Las Vegas, Nevada 89103
(Address of principal executive offices)

Registrant’s telephone number, including area code: (702)  588-5965
(Issuer’s telephone number)

American Water Star, Inc.
(Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2009, was 50,442,778

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Prime Star Group, Inc.
Consolidated Balance Sheet

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Current assets:
Cash	$8,230	$17,060
Inventory	305,750	305,750
Inventory	160,800	160,800
Total current assets	474,780	483,610

Machinery and equipment	755,897	755,897
Intangible assets	10,057	10,057

Total assets	1,240,734	1,249,564

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accruals	3,507,445	3,507,445
Accrued Liabilities	45,000	45,000
Accrued compensation - chairman and majority stockholder	916,015	916,015
Advances from related parties	3,950,617	3,950,617
Total current liabilities	8,419,077	8,419,077

Stockholders' deficit
Preferred stock, $0.0001 par value, 25,000,000 shares	-	-
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares	-	-
authorized, no shares issued
Common stock, $0.0001 par value, 125,000,000 shares
authorized, 50,442,778 and 44,585,559 shares issued
and outstanding	5,043	4,457
Stock bought or for services not issued 720,000 and 720,000 shares	72	72
Common stock subscribed	10,000	10,000
Additional paid-in capital	42,623,520	42,336,517
Accumulated (deficit)	(49,816,978)	(49,520,559)
Total Stockholders’ deficit	(7,178,343)	(7,169,513)
Total liabilities and stockholders’ deficit	$1,240,734	$-

See notes to consolidated and condensed financial statements.

Prime Star Group, Inc.
Statement of Operations

	For the three months ended March 31,
	2010	2009

Sales	$-	$-
Cost of sales	-	-

Gross profit	-	-

Expenses:
Depreciation and amortization	-	-
General and administrative expenses	292,860	780,702
General and administrative expenses –Office Rental	5,896	15,900
related party	-
Loss due to impairment of equipment	-	-

Total cost and expenses	292,860	796,602

Net operating (loss)	(298,756)	(796,602)
DISCONTINUED OPERATIONS Loss from Continued Operations
Net loss	$(292,756)	$(796,602)

Loss per share from continuing operations	$-	$-
Loss per share from discontinued operations	$(0.005)	$(0.05)
Total loss per share	$(0.05)	$(0.05)
Weighted average number of
common shares outstanding - basic	50,442,778

See notes to consolidated and condensed financial statements.

Prime Star Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2010	2009

Net loss from operations	$(298,756)	$(796,602)

Adjustments to reconcile net income to net
cash provided by (used by) operations:
Stock based compensation	292,860	736,730
Write-down of inventory	-	33,972
Changes in assets and liabilities:
Accounts payable and accrued expenses	5,896	10,000
Accrued expenses - Related parties	-	15,900
	0	0
Net cash provided from operating activities	-	-

Cash Flows from financing activities
Net increase (decrease) in cash	-

Cash - ending	$-	$-

Supplemental disclosures:

Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated and condensed financial statements.

Prime Star Group, Inc.
Notes to Financial Statements

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

5. Long-term Convertible Debt

None to report for this period.

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

8. Restatements

There are no restatements for the three months ended March 31, 2010.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

OVERVIEW AND OUTLOOK

Prime Star Group, Inc. (formerly American Water Star, Inc.) was started as a company which developed, marketed, sold, and distributed bottled water with branded beverages: Hawaiian Tropical, Geyser Fruit, Geyser Sport, Geyser Fruta, Fling, Bartender’s Best, and Vintner’s Private Reserve.  The company also has Wild Grill Food Gourmet Fusion Sliders and Seafood Patties. The products are orientated to the health conscious consumer looking for an alternative to products containing high sugar and caffeine levels.  Our seafood products are high in Omega 3 and are a healthy and delicious alternative to red meat.  Our customers included single and multi-store retail operations, governmental agencies, and distributors who in turn sell to retail stores, convenience stores, schools and other outlets.   In addition, we branched into the private label and co-packing industries since the fourth quarter of 2004 and we are expending that division in the third quarter of 2010 to include our soon to be launched high end alcohol products.

We initially sold our products exclusively through distributors who then supplied our products to retailers.  Although we continued to use distributors, we also expanded our sales effort through sales directly to retailers.

We believe that  private label and co-packaging of beverages for other corporations will allows us to avoid costly marketing expenses that would otherwise be associated with brand development, launch, and continuing promotions.  We anticipated the distribution of our sales over the next couple of years to be approximately 50% to 60% on private labeling.

CURRENT OPERATIONS

We had no revenues for either the three months ended March 31, 2010 and 2009.

For the three months ended March 31, 2009, we incurred general and administrative expenses of $292,860 for share issuance for investor relations and lease expenses of $5,896 for a total of $292,860.  This compares with general and administrative expenses of $780,702 and related party expenses of $15.900 for the corresponding period of the prior year.  As a result of the foregoing, the company had a loss for the three months ended March 31, 2010 of $298,756, compared to a net loss of $796,602for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at March 31, 2010 compared to December 31, 2009.

	March 31,	December 31,	Increase / (Decrease)
	2010	2009	$	%

Current Assets	$474,780	$483,610	$(8,830)	1%

Current Liabilities	$8,419,077	$8,419,077	No change	No change

Working Capital Deficit	$7,944,297	$7,935,467	(8,830)	1%

As of March 31, 2010, we had a working deficit of $7,944,297 compared to working deficit of $7,935,467 as of December 31, 2009.  As of March 31, 2010, we had $8,230  cash on hand.

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

2.
We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles as demonstrated by significant adjustments to our financial statements identified by our independent registered accounting firm in the preparation of this quarterly report. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-KSB for the year ended December 31, 2005 and our Forms 10-QSB for the three months ended March 31, 2006, the six months ended June 30, 2006 and the nine months ended September 30, 2006, or the Form 10-KSB for year ended December 31, 2006, or the Form 10-QSB for the three months ended March 31, 2007 or the six month ended June 30, 2007 or the form 10-KSB for year ended December 31, 2007, quarter ended March 31, 2008 and quarter ended June 30, 2008.  We were unable to timely file our Form 10-K for December 31, 2009 and our first Quarter Form 10-Q for March 31, 2010.   Management evaluated the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

During the period ending March 31, 2010, the Company issued 5,857,219 shares of common stock for consulting and investor relations services totaling $287,003.

Item 3.  Defaults by the Company upon its Senior Securities

None for this quarter.

Item 4.  Submission of Matters to a Vote of Security Holders

None for this quarter.

Item 5.  Other Information

The Company’s subsidiary, Wild Grill Foods, Inc. has begun to ship product as of the beginning of the second quarter of 2010.  As of June 10, 2010, $465,203 of our gourmet sliders have been invoiced to our various distributors.

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

PRIME STAR GROUP, INC. (Registrant)

Date: June 18, 2010	By:	/s/ Roger Mohlman
Roger Mohlman
Chief Executive Officer
Principal Financial Officer and Principal Accounting Officer