Form 10-Q
period 2010-06-30
PRIME STAR GROUP INC
filed 2010-08-16
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2010, was 50,442,778

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

Prime Star Group, Inc.
Consolidated Balance Sheet

	June 30,	December 31,
	2010 (Unaudited)	2009 (Audited)
Assets
Current assets:
Cash	$3,180	$17,060
Inventory	0.00	305,750
Inventory	0.00	160,800
Total current assets	3,180	483,610

Machinery and equipment	755,897	755,897
Intangible assets	10,057	10,057

Total assets	769,134	1,249,564

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accruals	3,507,445	3,507,445
Accrued Liabilities	45,000	45,000
Accrued compensation - chairman and majority stockholder	916,015	916,015
Advances from related parties	3,950,617	3,950,617
Total current liabilities	8,419,077	8,419,077

Stockholders' deficit
Preferred stock, $0.0001 par value, 25,000,000 shares	-	-
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares	-	-
authorized, no shares issued
Common stock, $0.0001 par value, 125,000,000 shares
authorized, 50,442,778 and 44,585,559 shares issued
and outstanding	5,043	4,457
Stock bought or for services not issued 720,000 and 720,000 shares	72	72
Common stock subscribed	10,000	10,000
Additional paid-in capital	42,623,520	42,336,517
Accumulated (deficit)	(49,816,978)	(49,520,559)
Total Stockholders’ deficit	(7,649,943)	(7,169,513)
Total liabilities and stockholders’ deficit	$769,134	$1,249,564

See notes to consolidated and condensed financial statements.

Prime Star Group, Inc.
Statement of Operations
(Unaudited)

	For the three months ended June 30,
	2010	2009

Sales	$-		$-
Cost of sales	-		-

Gross profit	-		-

Expenses:
Depreciation and amortization	-		-
General and administrative expenses	292,860		780,702
General and administrative expenses –Office Rental	5,896		15,900
related party	-
Loss due to impairment of equipment	-		-

Total cost and expenses	292,860		796,602

Net operating (loss)	(298,756)		(796,602)
DISCONTINUED OPERATIONS Loss from Continued Operations
Net loss	$(292,756)		$(796,602)

Loss per share from continuing operations	$-	$
Loss per share from discontinued operations	$(0.005)		$(0.05)
Total loss per share	$(0.05)		$(0.05)
Weighted average number of
common shares outstanding - basic	50,442,778		44,811,078

See notes to consolidated and condensed financial statements.

Prime Star Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	June 30,
	2010	2009

Net loss from operations	$(472,446)	$(796,602)

Adjustments to reconcile net income to net
cash provided by (used by) operations:
Stock based compensation		736,730
Write-down of inventory	466,550	33,972
Changes in assets and liabilities:
Accounts payable and accrued expenses	5,896	10,000
Accrued expenses - Related parties	-	15,900
	-	-
Net cash provided from operating activities	-	-

Cash Flows from financing activities
Net increase (decrease) in cash	-	-
Cash - ending	$-	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

3.   Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred losses from discontinued operations .  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities June 30, 2010 might be necessary should the Company be unable to continue as a going concern

The Company has had no significant operations, assets, or liabilities since November 7, 2005, and accordingly, is fully dependent upon future sales of securities or upon its current management and / or advances or loans from significant or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.  Because of these factors, our auditors have issued an opinion for the Company which includes a statement describing our going concern status.  This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

8.  Restatements

There are no restatements for the three months ended June 30, 2010.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

CURRENT OPERATIONS

We had no revenues for either the six months ended June 30, 2010 and 2009.

For the six months ended June 30, 2010, we incurred general and administrative expenses of $5,896 , we issued no shares during the three months ending June 30, 2010 and a write down of inventory of $466,550 resulting in an increase in operating loss of to $472,446.  We also had a matching decrease of inventory of $466,550.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at March 31, 2010 compared to December 31, 2009.

			Increase / (Decrease)
	June 30, 2010	December 31, 2009	$	%

Current Assets	$3180	$483,610	$(480,430)	99.3%

Current Liabilities	$8,419,077	$8,419,077	No change	No change

Working Capital Deficit	$7,178,343	$7,169,513	(8,830)	1%

As of June 30, 2010, we had a working deficit of $7,178,343 compared to working deficit of $7,169,513 as of December 31, 2009.  As of June 30, 2010, we had $3,180 cash on hand.  The large decrease to current assets is due to the write-down of inventory.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended June 30, 2010 and 2009, the Company incurred losses from discontinued operations .   The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

1.
We were unable to meet our requirements to timely file our Form 10-QSB for the period ended September 30, 2005; our Form 10-KSB for the year ended December 31, 2005; our quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006; our Form 10-KSB for the year ended December 31, 2006; and our Form 10-QSB for the periods ended March 31, 2007 and June 30, 2007, our form 10-K for 2009 and form 10-Q for the first quarter of 2010. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

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

None for this quarter.

Item 3.  Defaults by the Company upon its Senior Securities

None for this quarter.

Item 4.  Submission of Matters to a Vote of Security Holders

None for this quarter.

Item 5.  Other Information

The Company has rescinded the agreement between Isla Nena Direct Distributors announced in March of 2010, and the rental agreement signed with Aqua Pura, CA on December 1, 2009.  Management feels due to subsequent events and the current economic climate, the deals were not in the best interest of the company or its shareholders.  The company also has rescinded the distribution agreement with Beverage Source 1, LLC and will seek a new distributor for its products on the East Coast.

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

PRIME STAR GROUP, INC. (Registrant)

Date: August 11, 2010	By:	/s/ Roger Mohlman
Roger Mohlman
Chief Executive Officer
Principal Financial Officer and Principal Accounting Officer