Form 10-Q
period 2010-09-30
PRIME STAR GROUP INC
filed 2010-11-15
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Registrant’s telephone number, including area code: (702)588-5965

American Water Star, Inc.
(Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2010, was 77,160,726.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Prime Star Group, Inc.
Consolidated Balance Sheet

	Sept 30,	December 31,
	2010 (Unaudited)	2009 (Audited)

Assets
Current assets:
Cash	$15,423	$17,060
Inventory	0.00	305,750
Inventory	0.00	160,800
Total current assets	15,423	483,610

Machinery and equipment	755,897	755,897
Intangible assets	10,057	10,057

Total assets	781,377	1,249,564

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accruals	3,507,445	3,507,445
Accrued Liabilities	45,000	45,000
Accrued compensation - chairman and majority stockholder	916,015	916,015
Advances from related parties	3,950,617	3,950,617
Total current liabilities	8,419,077	8,419,077

Stockholders' deficit
Preferred stock, $0.0001 par value, 25,000,000 shares	-	-
authorized, no shares issued.
Series A preferred convertible, 4,100,0000 shares	-	-
authorized, no shares issued
Common stock, $0.0001 par value, 125,000,000 shares
authorized, 77,160,726 and 44,585,559 shares issued
and outstanding	7,716	4,457
Stock bought or for services not issued 720,000 and 720,000
shares	72	72
Common stock subscribed	10,000	10,000
Additional paid-in capital	42,649,937	42,336,517
Accumulated (deficit)	(50,287,637)	(49,520,559)
Total Stockholders’ deficit	(7,637,700)	(7,169,513)
Total liabilities and stockholders’ deficit	$781,377	$1,249,564

See notes to consolidated and condensed financial statements.

Prime Star Group, Inc.
Consolidated Statement of Operations

	For the nine months ended Sept. 30, 2010	December 31, 2009

Sales	$-		$-
Cost of sales	-		-

Gross profit	-		-

Expenses:
Depreciation and amortization	-		-
General and administrative expenses	292,860		2,634,337
General and administrative expenses –Office Rental	7,396		60,000
related party	-
Research & development	-		74,983-

Total cost and expenses	300,256		2,769,320

Net operating (loss)	(300,256)		(2,769,320)
DISCONTINUED OPERATIONS Loss from Continued Operations
Net loss	$(300,256)		$(2,769,320)

Loss per share from continuing operations	$-	$
Loss per share from discontinued operations	$(0.003)		$(0.11)
Total loss per share	$(0.003)		$(0.11)
Weighted average number of
common shares outstanding - basic	77,160,726		25,585,432

See notes to consolidated and condensed financial statements.

Prime Star Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	9 Month Sept. 30, 2010	December 31, 2009

Net loss from operations	$(300,256)	$(2,769,320)

Adjustments to reconcile net income to net
cash provided by (used by) operations:
Stock based compensation	26,717.94	2,914,841
Write-down of inventory	466,550	33,972
Impairment of Equipment	-	377,949
Accounts payable settlements	-	(722,120)
Changes in assets and liabilities:
Accounts payable and accrued expenses	5,896	86,030

Net cash provided from operating activities	-	-

Cash Flows from financing activities

Net increase (decrease) in cash	-	-

Cash - ending	$-	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

3.  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred losses from discontinued operations .  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities Sept. 30, 2010 might be necessary should the Company be unable to continue as a going concern

The Company has had no significant operations, assets, or liabilities since November 7, 2005, and accordingly, is fully dependent upon future sales of securities or upon its current management and / or advances or loans from significant or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.  Because of these factors, our auditors have issued an opinion for the Company which includes a statement describing our going concern status.  This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

8.  Restatements

There are no restatements for the three months ended September 30, 2010.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

OVERVIEW AND OUTLOOK

Prime Star Group, Inc. (formerly American Water Star, Inc.) was started as a company which developed, marketed, sold, and distributed bottled water with branded beverages: Hawaiian Tropical, Geyser Fruit, Geyser Sport, Geyser Fruta, Fling, Bartender’s Best, and Vintner’s Private Reserve.  The company also has Wild Grill Food Gourmet Fusion Sliders and Seafood Patties. The products are orientated to the health conscious consumer looking for an alternative to products containing high sugar and caffeine levels.  Our seafood products are high in Omega 3 and are a healthy and delicious alternative to red meat.  Our customers included single and multi-store retail operations, governmental agencies, and distributors who in turn sell to retail stores, convenience stores, schools and other outlets.   In addition, we branched into the private label and co-packing industries since the fourth quarter of 2004 and we are expending that division in the fourth quarter of 2010 to include our soon to be launched high end alcohol products and gourmet seafood products.

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

CURRENT OPERATIONS

We had no revenues for either the nine months ended Sept. 30, 2010 and 2009.

For the nine months ended Sept. 30, 2010, we incurred general and administrative expenses of $7,396 , we issued 26,717,948 shares during the three months ending Sept. 30, 2010 for debt conversion for a total operating loss of 300,256.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities and working capital at September 30, 2010 compared to December 31, 2009.

			Increase / (Decrease)
	Sept. 30, 2010	December 31, 2009	$	%

Current Assets	$15.423	$483,610	$(468,187)	96.81%

Current Liabilities	$8,419,077	$8,419,077	No change	No change

Working Capital Deficit	$7,637,700	$7,169,513	(468,187)	15.31%

As of Sept. 30, 2010, we had a working deficit of $7,637,700compared to working deficit of $7,169,513 as of December 31, 2009.  As of Sept. 30, 2010, we had $15,423 cash on hand.  The large increase to working deficit is due to the write-down of inventory.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the periods ended Sept.30, 2010 and 2009, the Company incurred losses from discontinued operations .   The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation. (See Item 5 for further information)

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

None for this quarter.

Item 3.  Defaults by the Company upon its Senior Securities

None for this quarter.

Item 4.  Submission of Matters to a Vote of Security Holders

None for this quarter.

Item 5.  Other Information

Subsequent to the end of the quarter ending September 30, 2010, the Company was the prevailing party on a Motion for Summary Judgment in the Michiana Dairy Processors, LLC v. All Star Beverages et al in the Federal District Court in the Northern District of Indiana, Case Number 2:09-CV-PRC, granted in its entirety on October 12, 2010. Michiana’s $33.9 Million Dollar Claims were dismissed in their entirety.

In granting the motion for Summary Judgment, the Court found that Michiana could not produce “Any evidence that it was in compliance with state and federal requirements for producing bottled water or that proper testing was done” and that “Michiana offers no argument that its physical plant was not in a similar state to photographs (which) showed buildings that were falling down, holes in roofs, holes in walls, weeds present and trash and debris scattered about.”  Additionally, the Court ruled that Michiana also failed to maintain insurance coverage required under the packaging agreement.  The only matters still pending before the court are the Company and other Defendants request for attorney fees and a pending motion for sanctions against opposing counsel.

Item 6.  Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation		10-KSB	12/31/99	3.1	04/13/00
3(i)(b)	Certificate of Amendment to the Articles of Incorporation		10-KSB	12/31/99	3.2	04/13/00
3(i)(d)	Certificate of Amendment to the Articles of Incorporation		10-QSB	03/31/02	3.4	05/20/02
3(ii)(a)	Bylaws of the Company		10-KSB	12/31/99	3.3	04/13/00
4.1	Certificate of Change in Number of Authorized Shares		S-8		4.3	04/05/02
4.2	Certificate of Designation Series A Convertible Preferred Stock		S-8		4.4	04/05/02
4.3	Amended Stock Plan		10-QSB	09/30/04	4.1	11/19/04
4.4	Securities Purchase Agreement with Laurus Master Fund, Ltd.		8-K		4.1	11/04/04
4.5	Registration Rights Agreement with Laurus Master Fund, Ltd.		8-K		4.2	11/04/04
4.6	Master Security Agreement with Laurus Master Fund, Ltd.		8-K		4.3	11/04/04
4.7	Subsidiary Agreement between All-Star Beverages and Laurus Master Fund, Ltd.		8-K		4.4	11/04/04
10.1	Employment Agreement with Roger Mohlman		10-KSB	12/31/02	10.4	04/16/03
10.2	Trademark and Design License Agreement for use of Hawaiian Tropic name		10-KSB	12/31/02	10.6	04/16/03
10.3	Employment Agreement with Daniel Beckett		8-K		10	05/19/05
10.4	Forbearance Agreement with Laurus Master Fund, Ltd.		8-K		10.1	08/10/05
10.5	Secured Convertible Note with Laurus Master Fund, Ltd.		8-K		10.2	08/10/05
10.6	Master Security Agreement with Laurus Master Fund, Ltd.		8-K		10.3	08/10/05
10.7	Subsidiary Guarantee with Laurus Master Fund, Ltd		8-K		10.4	08/10/05
10.8	Deed of Trust, Assignments of Rents, Security Agreement and Fixture Filing for the benefit of Laurus Master Fund		8-K		10.5	08/10/05
20.1	Notice of Trustee’s Sale		8-K		10.1	12/29/05
20.2	Copy of the Statement of Breach or Non-Performance and Notice of Election to Sell		8-K		10.2	12/29/05
31	Certification of Roger Mohlman Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Roger Mohlman, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Prevail on $33.9 Million Claim in re: Michiana Dairy v. All Star, Prime Star et al (Press Release)		8-K		99.1	11/12/10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME STAR GROUP, INC. (Registrant)

Date: November 15, 2010	By:	/s/ Roger Mohlman
Roger Mohlman
Chief Executive Officer
Principal Financial Officer and Principal Accounting Officer