Form 10-Q/A
period 2010-09-30
PRIME STAR GROUP INC
filed 2011-01-28
CIK 1041580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

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

Explanatory Note: This Form 10-Q/A is filed only to amend the cover page to reflect that the Company is not a shell company. No other changes have been made to this quarterly report for the period ended September 30, 2010.

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

PRIME STAR GROUP, INC. (Registrant)

Date: January 28, 2011	By:	/s/ Roger Mohlman
Roger Mohlman
Chief Executive Officer
Principal Financial Officer and Principal Accounting Officer